Form 10-Q
period 2013-02-28
AXIOM CORP.
filed 2013-05-28
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				None
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
+254-736-521567
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ ]	YES	[X]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,433,333 common shares issued and outstanding as of May 28, 2013.

AXIOM CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                                    3

Item 1.      Financial Statements                                                                                                                                                            3

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                               5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                                                                     12

Item 4.      Controls and Procedures                                                                                                                                                    12

PART II - OTHER INFORMATION                                                                                                                                                        14

Item 1.      Legal Proceedings                                                                                                                                                             14

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                     14

Item 3.      Defaults Upon Senior Securities                                                                                                                                           14

Item 4.      Mine Safety Disclosures                                                                                                                                                     14

Item 5.      Other Information                                                                                                                                                              14

Item 6.      Exhibits                                                                                                                                                                            15

SIGNATURES                                                                                                                                                                                    16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

(A Development Stage Company)

February 28, 2013

                                                                                                                                                                                                      Index

Condensed Consolidated Balance Sheets............................................................................................................................ F–1

Condensed Consolidated Statements of Operations.......................................................................................................... F–2

Condensed Consolidated Statements of Cash Flows......................................................................................................... F–3

Notes to the Condensed Consolidated Financial Statements........................................................................................... F–4

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)
ASSETS

Current Assets

Cash	$ 33,041	$ 44,788

Total Assets	$ 33,041	$ 44,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	2,023	–
Due to related party (Note 3)	687	705

Total Liabilities	2,710	705

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(15,319)	(1,567)

Total Stockholders’ Equity	30,331	44,083

Total Liabilities and Stockholders’ Equity	$ 33,041	$ 44,788

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2013	For the Six Months Ended February 28, 2013	For the Period From April 2, 2012 (Date of Inception) to February 28, 2013

Expenses

General and administrative	$ 7,930	$ 13,752	$ 15,319

Total Expenses	7,930	13,752	15,319

Net Loss	$ (7,930)	$ (13,752)	$ (15,319)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,000	56,433,000	49,347,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended February 28, 2013	For the Period From April 2, 2012 (Date of Inception) to February 28, 2013

Cash Flows from Operating Activities

Net loss	$ (13,752)	$ (15,319)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	(18)	687
Changes in operating assets and liabilities:
Increase in accounts payable	2,023	2,023

Net Cash Used In Operating Activities	(11,747)	(12,609)

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	–	45,650

Net Cash (Used In) Provided by Financing Activities	–	45,650

(Decrease) Increase in Cash	(11,747)	33,041

Cash - Beginning of Period	44,788	–

Cash - End of Period	$ 33,041	$ 33,041

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.     Nature of Business and Going Concern

Axiom Corp. (the “Company”) was incorporated in the State of Colorado on April 2, 2012. The Company’s planned principle business is the construction of major infrastructure developments, including roads, schools, hospitals and social housing, in eastern African markets of Kenya, Uganda and South Sudan.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has incurred losses totalling $15,319 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is August 31.

b)     Principles of Consolidation

The consolidated financial statements include the accounts of Axiom Corp and its 100% owned subsidiary, Acton Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

c)     Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's August 31, 2012 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2012, have been omitted.

d)     Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

f)      Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and related party payables. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

g)     Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 28, 2013, the Company has no potentially dilutive securities outstanding.

h)     Foreign Currency Translation

The Company’s planned operations will be in the eastern African markets of Uganda, South Sudan and Kenya, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

i)      Income Taxes

The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Related Party Transactions

As of February 28, 2013, the Company owes the sole director of the Company $687 for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

4.     Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “Axiom” and “our company” mean Axiom Corp. and our wholly-owned subsidiary, Acton Holdings Limited, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Colorado on April 2, 2012.   Our fiscal year end is August 31st. Our business office is located at Enterprise Road, P.O. Box 49000-00100, Nairobi, Kenya. Our mailing address is P.O. Box 78018 – 00507, Nairobi, Kenya. Our telephone number is +254 736 521 567.  Our website is www.axiomstructure.com.

On April 2, 2012 we acquired Acton Holdings Limited, a Kenyan company, which is now our wholly owned subsidiary, by acquiring the two ordinary shares of Acton that represented all of the issued and outstanding shares of Acton.  As a Kenyan company is required to have at least two shareholders, one share is registered in our name and the other share is held by Kranti Kumar Kotni in trust for us.  Acton was incorporated under the laws of the Republic of Kenya on September 6, 2011 and carries on all of our business activities in Kenya.  Since we are in our startup stage, Acton has predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with government offices and establishing our office facilities.

Recent Developments

We have established an office located in Nairobi, Kenya and have commenced operations seeking opportunities to develop infrastructure projects in East Africa. We are currently in the process of hiring a field manager, and we are actively seeking opportunities for infrastructure projects to bid on in Kenya, Uganda, and South Sudan.

We are hiring a field manager who will be responsible for maintaining the existing relationships that have been established in South Sudan, Kenya, and Uganda.  The field manager will assist our chief executive officer and director, Kranti Kumar Kotni, to liaise and coordinate with the various ministries in complying with their individual policies and procedures and negotiate and enter into project contracts.  The field manager will also be responsible for obtaining quotes for services from various construction companies and providing them with project specifications in order to facilitate the quotes for a given project. Currently, we are in private discussions with various ministries in the Republic of South Sudan about outlying projects that are a priority for the South Sudanese government. The current project that are being discussed relate to the re-habilitation of airports, construction of new hospitals and schools, building sea ports, and road works.  These projects are in the initial discussion phases and are not yet at the bid tendering phase. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

On April 2, 2012, we appointed Kranti Kumar Kotni as our sole director, chief executive officer, chief financial officer, president, secretary and treasurer.  Mr. Kotni purchased 30,000,000 shares of our common stock at a price of $0.0002 per share for gross proceeds of $6,000.

On June 30, 2012, we sold 26,433,333 shares of our common stock at a price of $0.0015 per share for gross proceeds of $39,650.

We intend to pursue our business objectives by forming business relationships with as many eastern African countries as possible in order to successfully bid for and win infrastructure construction project contracts in each respective country.  Currently, our company is focused on the Republic of South Sudan where we have partnered with a local company, Century Pillar, which is engaged in the development of infrastructure construction projects such as roads, hospitals, housing, agriculture, schools and airports.

On February 1, 2013, we entered into an agency agreement with Century Pillar Limited.  Pursuant to the agreement, Century Pillar will act as our partner and provide us with local agency services with a view to achieving successful bids on various infrastructure construction projects.  Specifically, Century Pillar is obligated to provide to our company with the following services:

(1)                 local agency services;

(2)                 from time to time, any necessary and constructive information, advice, services and assistance (including, but not limited, the procurement of all consents, approvals, licenses, migrate documentation, no objection certificates, etc.) required for the business activities of our company;

(3)                 its best commercial efforts to liaise with the government of South Sudan and other appropriate authorities for the successful fulfillment of the infrastructure projects and such other activities as reasonably requested by us;

(4)                 assistance in the negotiation process at all stages included for final documentation and conclusion for the projects; and

(5)                 detailed communication to our company of the names of all third parties contacted on behalf of our company for the purpose of soliciting infrastructure construction projects in the Republic of South Sudan.

Our Current Business

Our company is an infrastructure company based in eastern African markets of Uganda, South Sudan and Kenya. Our company established operations in Nairobi, Kenya, where our head office is located, in April 2012.  We plan to bid on infrastructure development projects such as building schools, hospitals, bridges, roads and social housing in those markets, among other major projects that will help revive these emerging markets. One of the most talked about aspects of the global financial crisis has been the resilience shown by emerging economies, especially markets in the Eastern African Region. These economies’ competence to considerably shield themselves from external influences has resulted from strong domestic markets respectively and solid performances by the infrastructure industry led by some of the established as well as rapidly emerging companies. Axiom plans to avail itself of the opportunities for infrastructure development in these emerging markets.

Our company intends to be one of the largest and well-funded infrastructure companies focusing on the construction of roads, schools, hospitals and social housing. Other projects that our company intends to partake in include Internet wiring, cellular phone tower construction and other civil engineering construction and renovation.

To date we have experienced limited operations in the start-up phase, no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and relied upon the sale of our securities or advances to fund our operations.  Our business in the eastern African nations of Uganda, South Sudan and Kenya will be carried out through our wholly owned subsidiary, Acton.  We have not yet secured the rights to develop any infrastructure projects and there can be no assurance that we will be able to do so in the future.

Our company plans to ambitiously target the construction of major infrastructure developments in Eastern Africa. We plan to begin bidding on government contracts for the construction of road networks that connect metropolitan and urban areas throughout these three nations. Our plan within the next five years is to heavily link these three nations together, as well as connecting urban areas to less populated areas within these three nations. As further described below, there is an immediate need for infrastructure improvements in the three East African nations of Uganda, South Sudan and Kenya. Recent international aid and government spending in these countries is currently focused on infrastructure improvements. The governments of these three nations have all pledged to improve the region’s critical infrastructure, especially with regards to roads and transport logistics, in the coming years.

Equally important has been these nations’ governments roles in participating in and encouraging the development of world-class infrastructure in the country. It has lead from the front through various initiatives, refinements in processes and reforms in policies to attract infrastructure companies internationally. Some of these incentives and policies to attract infrastructure companies to build in certain areas are as follows:

  tax incentives to import goods and services into such countries on a tax-exempt basis;
  tax holidays on profits generated by infrastructure companies; and
  sovereign guarantees issued by such countries for up to 25% of the value of a given project in order to promote foreign investment.

Such incentives and policies are provided in order to facilitate the employment, training and advancement of citizens in these countries, as well as increasing living standards and socio-economic conditions.

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan and South Sudan governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the previously mentioned Northern Corridor) have been in a step in the right direction, but further changes need to follow, and are expected to be implemented in 2013.

The Northern Corridor has the port of Mombasa in Kenya serving as the lifeline for Uganda, Rwanda and Burundi; it ends in the city of Bujumbura. An additional $1.87 billion in financing is required to make it fully functional. The Central Corridor has the port of Dar es Salaam serving as a lifeline for imports, exports and trade for Rwanda, Burundi and the eastern part of the Democratic Republic of Congo (DRC). The Central Corridor currently needs an additional investment of $1.67 billion to revamp the infrastructure and make it fully functional.

Another major project is the proposed Lamu Corridor linking Kenya with South Sudan and Ethiopia. It is known as the Lamu Port-Southern Sudan-Ethiopia Transport Corridor (LAPSSET). It seeks to provide South Sudan and Ethiopia with an access route to the Indian Ocean. This ambitious corridor will include a port as well as rail and road transportation hubs linking Lamu to the interior. In addition, a critical aspect of the Lamu Corridor is the proposed South Sudan-Lamu pipeline which is expected to provide an alternative crude oil transportation network.

Currently, our focus is to secure contracts on infrastructure construction projects in the Republic of South Sudan.  We will then contract other construction companies to fulfill the obligations of the infrastructure construction project contract (in building the respective infrastructure).  We will use the following general procedure to bid on and complete any infrastructure construction project contracts:

(1)                 We will target certain ministries of government (such as a Ministry Of Transportation) and identify their priority infrastructure projects that their government would like to implement (such as the construction of airports and river ports).

(2)                 Once a project is identified, the respective ministry will do their due diligence on our company and partners.

(3)                 If our company is successful in this due diligence phase, then we will enter into a memorandum of understanding with the ministry.

(4)                 We will then obtain a legal letter from the said ministry addressed to and informing their minister of finance that the ministry has recommended our involvement in the identified infrastructure project.

(5)                 Once approved by the ministry of finance, we will enter into a contract which will stipulate and breakdown of all costs, specifications, budgets and procedures in constructing the infrastructure project.

(6)                 Upon entering a contract, we will put the contract out for bidding amongst our potential three contractors (i.e. China National Machinery Engineering Corporation; Beijing Construction Engineering Group Co., Ltd.; and Shanghai Construction Group Co. Ltd.) to obtain the most competitive bid.  As result, our company will not be directly involved in constructing the infrastructure project, but will have a respected and experienced Chinese construction infrastructure firm in place to construct the infrastructure project.

Plan of Operation

We are a development stage company and are beginning to commence full operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months will be approximately $460,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	130,000
Purchase of Office Equipment & Set Up	12 months	25,000
Website Set Up and Marketing Materials	12 months	15,000
Management and operating costs	12 months	85,000
Salaries and consulting fees	12 months	75,000
Investor relations and capital raising	12 months	20,000
Fixed asset purchases	12 months	20,000
Sales and marketing operations	12 months	50,000
General and administrative expenses	12 months	40,000
Total		460,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We decided to become a reporting company to be better equipped to raise capital by providing transparency to the public about our operations and development.  We currently do not have any arrangements in place to complete any additional private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the funds necessary to implement our business plan as anticipated, we will scale back our business development in line with available capital.  Our main priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on securing infrastructure projects, marketing and advertising our services, and paying consulting and management fees.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activities that need to be undertaken in our initial months of operations are prerequisites for our planned future operations.  We anticipate that the implementation of our business will occur as follows:

June 2013 to October 2013

•         Design marketing materials;

•         Market our services to our various government contacts;

•         Complete certain asset purchases and set up corporate offices.

November 2013 to May 2014

•         Review opportunities with the various governments;

•         Establish a partnership or strategic relationship with another infrastructure development company;

•         Hire personnel to market our services.

Results of Operations

Results of Operations for the Three and Six Month Periods Ended February 28, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended February 28, 2013 which are included herein.

Our operating results for three and six month periods ended February 28, 2013 are summarized as follows:

			Period from
	Three Months	Six Months	April 2, 2012
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2013	2013	2013
General and administrative	$7,930	$13,752	$15,319
Net Loss	$7,930	$13,752	$15,319

We are a development stage company with a limited operating history. From our inception on April 2, 2012 to February 28, 2013 we did not generate any revenues. As of February 28, 2013 we had total assets of $33,041 all of which was cash, total liabilities of $2,710, and an accumulated deficit of $15,319. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

Our expenses from inception to February 28, 2013 totaled $15,319, comprised of professional fees for our incorporation, transfer agent and filing fees and bank charges. Our net loss since inception is $15,319.

Liquidity and Capital Resources

Working Capital
	At	At
	February 28,	August 31,
	2013	2012
Current Assets	$33,041	$44,788
Current Liabilities	$2,710	$705
Working Capital	$30,331	$44,083

Cash Flows		April 2,
	Six Months	2012
	Ended	(Inception) to
	February 28,	February 28,
	2013	2013
Net Cash (Used In)Provided by Operating Activities	$(11,747)	$(12,609)
Net Cash (Used In)Provided by Investing Activities	$-	$-
Net Cash (Used In)Provided by Financing Activities	$-	$45,650

As of February 28, 2013, we had $33,041 in cash, working capital of $30,331, and an accumulated deficit of $15,319. As of February 28, 2013 we had total assets of $33,041 and total liabilities of $2,710.

From our inception on April 2, 2012 to February 28, 2013 we used $12,609 in operating activities and received $45,650 from financing activities comprised of $45,650 from the sale of our common stock. We did not engage in any investing activities over the same period.

For the next 12 months beginning March 2013 we intend to:

•         continue to establish our operations;

•         seek out and evaluate potential infrastructure development projects of interest to our management team in the Eastern Africa nations of South Sudan, Uganda and Kenya;

•         retain employees when and as needed to support our operations;

•         acquire machinery, equipment, materials and supplies if and when we begin work on an infrastructure project;

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. Professional fees are related to our regulatory filings throughout the year and consist of fees for legal and accounting services.

Based on our planned expenditures, we will require additional funds of approximately $415,000 (a total of $460,000 less our cash of approximately $38,261 as of February 28, 2013) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the period from our inception on April 2, 2012 to February 28, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $415,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans and other forms of debt financing. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, including our accounting and legal fees, so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital may not be sufficient to enable us to establish our operations over the next 12 months, even if we do decide to scale back our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements.  We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS) Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 28, 2013, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Our planned operations will be in the Eastern African markets of Uganda, South Sudan and Kenya, which results in exposure to market risks from changes in foreign currency exchange rates as our financial statements are presented in United States dollars. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on our financial position or results of operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We carried out an evaluation, under the supervision and with the participation of our management, including our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter covered by this report. Based on the evaluation of these disclosure controls and procedures our sole officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective. The primary deficiency noted by our management in respect of our disclosure controls and procedures was a lack of human resources to provide redundancy in respect of reporting duties for our company.

Management is committed to improving its disclosure controls and procedures and will continue to use third party specialists to address shortfalls in staffing and to assist our company with its reporting obligations.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our sole officer (our principal executive officer, principal financial officer and principal accounting officer) conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on management’s  evaluation, we concluded that our internal control over financial reporting was not effective as of the date of this report due to the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on our Company's Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, has discussed the material weakness noted above with our independent registered public accounting firm.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Axiom Corp. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.2	Bylaws of Axiom Corp. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on January 17, 2013).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders of Axiom Corp. – Form of Share Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 filed on January 17, 2013).
(10)	Material Contracts
10.1	Form of Share Subscription Agreement between our company and Kranti Kumar Kotni (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 filed on January 17, 2013).
10.2*	Agency Agreement dated February 1, 2013 between our company and Century Pillar Limited
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axiom Corp.
(Registrant)

Date: May 28, 2013	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)