Form 10-Q
period 2013-05-31
AXIOM CORP.
filed 2013-07-15
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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

				[X ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X ]	NO

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
56,433,333 common shares issued and outstanding as of July 15, 2013.

AXIOM CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                         3

Item 1.       Financial Statements                                                                                                                                                 3

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                     4

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                                                           12

Item 4.       Controls and Procedures                                                                                                                                          12

PART II - OTHER INFORMATION                                                                                                                                              13

Item 1.       Legal Proceedings                                                                                                                                                   13

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                            13

Item 3.       Defaults Upon Senior Securities                                                                                                                                 13

Item 4.       Mine Safety Disclosures                                                                                                                                           13

Item 5.       Other Information                                                                                                                                                    13

Item 6.       Exhibits                                                                                                                                                                 14

SIGNATURES                                                                                                                                                                          15

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

(A Development Stage Company)

May 31, 2013

                                                                                                                                                                                                         Index

Condensed Consolidated Balance Sheets.......................................................................................................................................... F–1

Condensed Consolidated Statements of Operations......................................................................................................................... F–2

Condensed Consolidated Statements of Cash Flows....................................................................................................................... .F–3

Notes to the Condensed Consolidated Financial Statements............................................................................................................ F–4

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31, 2013 (Unaudited)	August 31, 2012
ASSETS

Current Assets

Cash	$ 819	$ 44,788

Total Assets	$ 819	$ 44,788

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	7,219	–
Due to related party (Note 3)	761	705

Total Liabilities	7,980	705

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(52,811)	(1,567)

Total Stockholders’ (Deficit) Equity	(7,161)	44,083

Total Liabilities and Stockholders’ (Deficit) Equity	$ 819	$ 44,788

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended May 31, 2013	For the Period From April 2, 2012 (Date of Inception) to May 31, 2012	For the Nine Months Ended May 31, 2013	For the Period From April 2, 2012 (Date of Inception) to May 31, 2013

Expenses

General and administrative	$ 37,492	$ 156	$ 51,244	$ 52,811

Total Expenses	37,492	156	51,244	52,811

Net Loss	$ (37,492)	$ (156)	$ (51,244)	$ (52,811)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,000	30,000,000	56,433,000	50,885,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31, 2013	For the Period From April 2, 2012 (Date of Inception) to May 31, 2012	For the Period From April 2, 2012 (Date of Inception) to May 31, 2013

Cash Flows from Operating Activities

Net loss	$ (51,244)	$ (156)	$ (52,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	56	100	761
Increase in accounts payable	7,219	(824)	7,219

Net Cash Used In Operating Activities	(43,969)	(880)	(44,831)

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	–	39,650	45,650

Net Cash Provided by Financing Activities	–	39,650	45,650

(Decrease) Increase in Cash	(43,969)	38,770	819

Cash - Beginning of Period	44,788	–	–

Cash - End of Period	$ 819	$ 38,770	$ 819

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has incurred losses totalling $52,811 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is August 31.

b)     Principles of Consolidation

The consolidated financial statements include the accounts of Axiom Corp. and its 100% owned subsidiary, Acton Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

c)     Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's August 31, 2012 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2012, have been omitted

d)     Use of Estimates

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

g)     Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2013, the Company has no potentially dilutive securities outstanding.

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

3.     Related Party Transactions

As of May 31, 2013, the Company owes the sole director of the Company $761 for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

4.     Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the nine months ended May 31, 2013.

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

Recent Developments

We have established an office located in Nairobi, Kenya and have commenced operations seeking opportunities to develop infrastructure projects in East Africa. We have not found a qualified person to act as our field manager so we are currently still active in looking to hire a field manager, and we are actively seeking opportunities for infrastructure projects to bid on in Kenya, Uganda, and South Sudan. We are hiring a field manager who will be responsible for maintaining the existing relationships that have been established in South Sudan, Kenya, and Uganda.  The field manager will assist our chief executive officer and director, Kranti Kumar Kotni, to liaise and coordinate with the various ministries in complying with their individual policies and procedures and negotiate and enter into project contracts.  The field manager will also be responsible for obtaining quotes for services from various construction companies and providing them with project specifications in order to facilitate the quotes for a given project.  Currently, we are in private discussions with various ministries in the Republic of South Sudan about outlying projects that are a priority for the South Sudanese government. The current project that are being discussed relate to the re-habilitation of airports, construction of new hospitals and schools, building sea ports, and road works.  These projects are in the initial discussion phases and are not yet at the bid tendering phase.  We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

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

Our Current Business

Our company is an infrastructure company based in eastern African markets of Uganda, South Sudan and Kenya. Our company established operations in Nairobi, Kenya, where our head office is located, in April 2012.  We plan to bid on infrastructure development projects such as building schools, hospitals, bridges, roads and social housing in those markets, among other major projects that will help revive these emerging markets.  One of the most talked about aspects of the global financial crisis has been the resilience shown by emerging economies, especially markets in the Eastern African Region.  These economies’ competence to considerably shield themselves from external influences has resulted from strong domestic markets respectively and solid performances by the infrastructure industry led by some of the established as well as rapidly emerging companies.  Our company plans to avail itself of the opportunities for infrastructure development in these emerging markets.

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

Equally important has been these nations’ governments roles in participating in and encouraging the development of world-class infrastructure in the country. It has lead from the front through various initiatives, refinements in processes and reforms in policies to attract infrastructure companies internationally. S ome of these incentives and policies to attract infrastructure companies to build in certain areas are as follows:

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan and South Sudan governments have recently seen due to the region’s economic surge.  Development of the region’s large highway corridors (such as the previously mentioned Northern Corridor) have been in a step in the right direction, but further changes need to follow and are expected to be implemented in 2013.

The Northern Corridor has the port of Mombasa in Kenya serving as the lifeline for Uganda, Rwanda and Burundi; it ends in the city of Bujumbura. An additional $1.87 billion in financing is required to make it fully functional.  The Central Corridor has the port of Dar es Salaam serving as a lifeline for imports, exports and trade for Rwanda, Burundi and the eastern part of the Democratic Republic of Congo. The Central Corridor currently needs an additional investment of $1.67 billion to revamp the infrastructure and make it fully functional.

Another major project is the proposed Lamu Corridor linking Kenya with South Sudan and Ethiopia.  It is known as the Lamu Port-Southern Sudan-Ethiopia Transport Corridor. It seeks to provide South Sudan and Ethiopia with an access route to the Indian Ocean.  This ambitious corridor will include a port as well as rail and road transportation hubs linking Lamu to the interior. In addition, a critical aspect of the Lamu Corridor is the proposed South Sudan-Lamu pipeline which is expected to provide an alternative crude oil transportation network.

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

•         Look at other Markets for any opportunities.

Results of Operations

Results of Operations for the Three and Nine Month Periods Ended May 31, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended May 31, 2013 which are included herein.

Our operating results for three and nine month periods ended May 31, 2013 are summarized as follows:

			Period from
	Three Months Ended	Nine Months Ended	April 2, 2012 (Inception) to
	May 31,	May 31,	May 31,
	2013	2013	2013
General and administrative	$37,492	$51,244	$52,811
Net Loss	$(37,492)	$(51,244)	$(52,811)

Our expenses from inception to May 31, 2013 totaled $37,492, comprised of professional fees for our incorporation, transfer agent and filing fees and bank charges. Our net loss since inception is $52,811.

Liquidity and Capital Resources

Working Capital
	At	At
	May 31,	August 31,
	2013	2012
Current Assets	$819	$44,788
Current Liabilities	$7,980	$705
Working Capital	$(7,161)	$44,083

Cash Flows				April 2,
		Nine Months		2012
		Ended		(Inception) to
		May 31,		May 31,
		2013		2013
Net Cash (Used In)Provided by Operating Activities		$(43,969)		$(44,831)
Net Cash (Used In)Provided by Investing Activities	$	Nil	$	Nil
Net Cash (Used In)Provided by Financing Activities	$	Nil		$45,650
Increase (Decrease) in Cash		$(43,969)		$819

We are a development stage company with a limited operating history.  From our inception on April 2, 2012 to May 31, 2013, 2013 we did not generate any revenues.  As of May 31, 2013 we had total assets of $819 all of which was cash, total liabilities of $7,980, and an accumulated deficit of $52,811.  We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya.  Our ability to generate any revenues over the next 12 months is uncertain.

From our inception on April 2, 2012 to May 31, 2013 we used $44,831 in operating activities and received $45,650 from financing activities all of which was comprised of proceeds from the sale of our common stock. We did not engage in any investing activities over the same period.

For the next 12 months beginning August 2013 we intend to:

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

Based on our planned expenditures, we will require additional funds of approximately $459,181 (a total of $460,000 less our cash of approximately $819 as of May 31, 2013) to proceed with our business plan over the next 12 months.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations.  We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations.  Our financial statements for the period from our inception on April 2, 2012 to May 31, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $459,181 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses.  These cash requirements are in excess of our current cash and working capital resources.  Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer).  If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans and other forms of debt financing.  At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Axiom Corp. and its 100% owned subsidiary, Acton Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Interim Financial Statements

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's August 31, 2012 report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2012, have been omitted

Use of Estimates

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable and related party payables. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2013, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Our company’s planned operations will be in the eastern African markets of Uganda, South Sudan and Kenya, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Income Taxes

Our company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Item 4.           Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Axiom Corp. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.2	Bylaws of Axiom Corp. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on January 17, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders of Axiom Corp. – Form of Share Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
(10)	Material Contracts
10.1	Form of Share Subscription Agreement between our company and Kranti Kumar Kotni (incorporated by reference to our Registration Statement on Form S-1 filed on January 17, 2013)
10.2	Agency Agreement dated February 1, 2013 between our company and Century Pillar Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 28, 2013)
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Axiom Corp.
(Registrant)

Date: July 15, 2013	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)