Form 10-K
period 2013-08-31
AXIOM CORP.
filed 2013-12-16
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	August 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-186078

AXIOM CORP.
(Exact name of registrant as specified in its charter)

Colorado	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+254-736-521567

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
56,433,333 common shares as of December 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean Axiom Corp. and our wholly-owned subsidiary, Acton Holdings Limited, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Colorado on April 2, 2012. Our fiscal year end is August 31. Our business office is located at Enterprise Road, P.O. Box 49000-00100, Nairobi, Kenya. Our mailing address is P.O. Box 78018 – 00507, Nairobi, Kenya. Our telephone number is +254 736 521 567. Our website is www.axiomstructure.com.

On April 2, 2012, we acquired Acton Holdings Limited, a Kenyan company, which is now our wholly owned subsidiary, by acquiring the two ordinary shares of Acton that represented all of the issued and outstanding shares of Acton. As a Kenyan company is required to have at least two shareholders, one share is registered in our name and the other share is held by Kranti Kumar Kotni, in trust for our company. Acton was incorporated under the laws of the Republic of Kenya on September 6, 2011 and carries on all of our business activities in Kenya. Since we are in our startup stage, Acton has predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with government offices and establishing our office facilities.

Recent Developments

We have established an office located in Nairobi, Kenya and have commenced operations seeking opportunities to develop infrastructure projects in East Africa. We have not found a qualified person to act as our field manager and are actively looking to hire a field manager in Kenya. We are also actively seeking opportunities for infrastructure projects to bid on in Kenya, Uganda, Ethiopia, and South Sudan. We will be hiring a field manager who will be responsible for maintaining the existing relationships that have been established in South Sudan, Kenya, Uganda, and now Ethiopia. The field manager will assist our chief executive officer and director, Kranti Kumar Kotni, to liaise and coordinate with the various ministries in complying with their individual policies and procedures and negotiate and enter into project contracts. The field manager will also be responsible for obtaining quotes for services from various construction companies and providing them with project specifications in order to facilitate the quotes for a given project. Currently, we are in private discussions with various ministries in the Republic of South Sudan about outlying projects that are a priority for the South Sudanese government. The current projects that are being discussed relate to the re-habilitation of airports, construction of new hospitals and schools, building sea ports, and road works. These projects are in the initial discussion phases and are not yet at the bid tendering phase. In addition, we are also in the process of looking at opportunities in Ethiopia and will also be  having discussions with individuals which we can hire as a field manager and represent our Company in the Country of Ethiopia.  We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

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

Our Current Business

Our company is an infrastructure company based in eastern African markets of Uganda, South Sudan, and Kenya. We are now also perusing opportunities in Ethiopia as well.  Our company established operations in Nairobi, Kenya, where our head office is located, in April 2012. We plan to bid on infrastructure development projects such as building schools, hospitals, bridges, roads and social housing in those markets, among other major projects that will help revive these emerging markets. One of the most talked about aspects of the global financial crisis has been the resilience shown by emerging economies, especially markets in the Eastern African Region. These economies’ competence to considerably shield themselves from external influences has resulted from strong domestic markets respectively and solid performances by the infrastructure industry led by some of the established as well as rapidly emerging companies. Our company plans to avail itself of the opportunities for infrastructure development in these emerging markets.

Our company intends to be an efficient and well-funded infrastructure company focusing on the construction of roads, schools, hospitals and social housing. Other projects that our company intends to partake in include Internet wiring, infrastructure for mining operations, cellular phone tower construction and other civil engineering construction and renovation.

To date we have experienced limited operations in the start-up phase, no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and relied upon the sale of our securities or advances to fund our operations. Our business in the eastern African nations of Uganda, South Sudan, Kenya, and Ethiopia, will be carried out through our wholly owned subsidiary, Acton Holdings Limited. We have not yet secured the rights to develop any infrastructure projects and there can be no assurance that we will be able to do so in the future.

Our company plans to ambitiously target the construction of major infrastructure developments in Eastern Africa. We plan to begin bidding on government contracts for the construction of road networks that connect metropolitan and urban areas throughout these three nations. Our plan within the next five years is to heavily link these three nations together, as well as connecting urban areas to less populated areas within these three nations. As further described below, there is an immediate need for infrastructure improvements in the four East African nations of Uganda, South Sudan, Ethiopia, and Kenya. Recent international aid and government spending in these countries is currently focused on infrastructure improvements. The governments of these three nations have all pledged to improve the region’s critical infrastructure, especially with regards to roads and transport logistics, in the coming years.

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan, Ethiopian, and South Sudan governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the Northern Corridor) have been in a step in the right direction, but further changes need to follow and are expected to be implemented in 2013.

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

(6)     Upon entering a contract, we will put the contract out for bidding but at this stage there is only one contractor which we are currently working with (i.e. China National Machinery Engineering Corporation) to obtain the most competitive bid we will seek out other companies as well. As result, our company will not be directly involved in constructing the infrastructure project, but will have a respected and experienced Chinese construction infrastructure firm in place to construct the infrastructure project.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act.

We shall continue to be deemed an emerging growth company until the earliest of:

(1)     the last day of our fiscal year during which our company had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(2)     the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities of our company pursuant to an effective registration statement under this title;

(3)     the date on which our company has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(4)     the date on which our company is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Sales and Marketing

Our marketing plan is to use our networks to build infrastructure projects in East Africa with a focus on Kenya, Uganda, South Sudan, and now Ethiopia

The governments of these nations have recently adopted an “Infrastructure Plan” that is intended to transform the economic landscape of the region, create a significant numbers of new jobs, strengthen the delivery of basic services to the people of East Africa and support the integration of African economies.

The promotion of general public infrastructure is necessary or desirable for the following reasons:

  Promote balanced economic development;
  Unlock economic opportunities;
  Promote mineral extraction and beneficiation;
  Address socio-economic needs;
  Promote job creation;
  Help integrate human settlements and economic development.

Eastern African governments are continually promoting the development of infrastructure throughout the region. The main objectives of these governments with regards to the improvement of public infrastructure are the following:

  Identify 5 year priorities;
  Develop 20 year project oil pipeline;
  Development Objectives: skills, localization, empowerment, research and development;
  Expand maintenance of new and existing infrastructure;
  Improve infrastructure links in rural areas and the poorest provinces;
  Address capacity constraints and improve coordination and integration;
  Scale up investment in infrastructure;
  Address the impact of prices on the people of the region;
  Support African development and integration.

Competition

Competition for infrastructure projects in East Africa is intense, with companies tendering for projects having operations in other countries such as China, India, France, Germany, South Africa, and the United States. Many of these companies have far greater resources and connections than we do.

To be able to compete with such established companies, we plan to target two types of customers: public and private. Our largest customer base will be public entities, mainly branches of government that we will be working with very closely with in order to initiate infrastructure projects. In many of these cases, we will need to bid on contracts and successfully outbid other competitors in order to be selected as the project developer. Some of these projects will be easier than others to win, and we expect that as time goes on and we gain more experience in each respective industry, we will be better positioned to secure more and more contracts.

The other key customer base we plan to target will be private developers and privately funded entities as well as non-profit organizations. Some of the private entities that may cooperate with us would be, for example, Chinese infrastructure companies that would cooperate with us to build infrastructure such as oil storage facilities and pipelines in areas of South Sudan and Uganda. Non-profit organizations may include the owners and managers of social housing projects that our company will be cooperating with.

In addition, in order to compete effectively, we will immediately look to forge strategic alliances with key global players in our business segments to compete for major infrastructure projects. We believe that such strategic alliances will, at the initial stages of establishing our business and our operations, allow us to effectively compete for many of the infrastructure projects that need to be completed in the targeted countries of Kenya, Uganda, South Sudan, and Ethiopia, as we will provide the know-how, and the company we enter into alliances with will provide certain resources. Our competitive advantage is that we have the contacts and know how to compete for projects in these countries, while our partners will have the experience and financing required to carry out the project.

Strategically, we are currently looking to establish relationships with private and state owned Chinese infrastructure companies as they are interested in entering these markets, have the experience, and have the financial capabilities and clout to bid for large projects. This strategy will allow us to establish our reputation and provide certainty that we will be able to execute on any project that we are awarded.

Expenses

During the next 12 months we plan to incur approximately $460,000 in expenses to carry out our business plan. Of this amount, we anticipate that we will spend $85,000 on management and operating costs, $75,000 on salary and consulting expenses, $50,000 on sales and marketing efforts to increase awareness of our business and the services we offer in the infrastructure development industry, $50,000 on general working capital expenses and $25,000 to set up our office. We also expect to spend $20,000 to purchase fixed assets in the form of equipment to be used for project development purposes.

Consulting and Development

From our inception on April 2, 2012 to August 31, 2013, we did not incur any consulting fees. We anticipate that we will incur consulting and development expenses of approximately $75,000 over the next 12 months if we are successful in obtaining the amount of financing we require. As we are based in Nairobi, Kenya, we will incur expenses related traveling (such as airline tickets, hotel accommodations, daily transportation and meals) as our focus is currently on projects in South Sudan. We also plan to spend approximately $50,000 on sales and marketing efforts and to hire two additional development consultants on a full-time basis to serve in similar roles that Century Pillar provides us but for in each of Uganda and Kenya. Specifically, we intend to contract the additional development consultants in each of Uganda, Kenya, and now Ethiopia to provide our company with local agency services, advice, services and information required for the business activities of our company, efforts to liaise with the governments and assistance in negotiations.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.axiomstructure.com.

Employees and Consultants

As of the date of this annual report, our only employee is our sole officer and director, Kranti Kumar Kotni.

Government Regulations

Our company will be subject to the government regulations regarding our business of varying degrees exist in Uganda, South Sudan, Ethiopia, and Kenya. We will be subject to transparent systems that will be set up by the government of Uganda to ensure competitive bidding on government infrastructure projects to curb corruption in Public-Private Partnership (“PPP”) tenders. This will allow the government to publish all information about all on-going PPPs so that the public can uncover abuses and ensure that the government of Uganda has the interests of its public in mind.

Further, as South Sudan is newly formed country, it is still developing its regulations and procedures for investments into infrastructure projects. As such, there are no regulations that we must abide by as related to PPPs. However, we intend to comply fully with the regulations and procedures regarding investments into infrastructure projects when they are developed.

Generally, our business plans are subject to these various laws in each of Uganda, South Sudan, Ethiopia, and Kenya. The rules are dynamic and are generally becoming more demanding. Our plans aim to safeguard the public and environmental health when applicable. We are currently in compliance with all material business operation, health and safety laws and regulations of Uganda, South Sudan, Ethiopia, and Kenya.

However, changes to current laws in any of the jurisdictions in which we operate may require additional costs and financing. These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

We are not aware of any material violations of necessary governmental permits, licenses or approvals that have been issued or are required to be issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business in each respective nation, and at this time, we do not anticipate incurring any material capital expenditures to comply with any government regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development

We did not incur any significant research and development expenses during the year ended August 31, 2013.

Reports to Security Holders

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, at http://www.sec.gov.

Item 1A.        Risk Factors

Risks Related to Our Business

Because our sole officer and director has no experience in managing a public company, our business may be at a competitive disadvantage.

Our sole executive officer and director, Kranti Kumar Kotni, lacks public company experience and does not possess a sophisticated knowledge of the requirements of United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Kotni has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Because our sole executive officer and director has no experience or training in the field of construction, our business has a higher risk of failure.

Our sole executive officer and director, Kranti Kumar Kotni, does not have experience or training in the field of infrastructure development or construction management. Because of this lack of experience there is a risk that some of the strategic or operational factors needed to achieve our business milestones may be overlooked or mismanaged. If we are unable to achieve business milestones required to secure and execute construction contracts, or to otherwise develop and sustain our business, our business could fail or require additional financing beyond our current budget.

Our sole officer and director has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

Because our sole officer and director, Kranti Kumar Kotni, who is currently solely responsible for our business activities, devotes only approximately 20 hours a week to operation and management of us, the implementation of our business plans may be impeded or could cause business failure. Unforeseen events may cause this amount of time to become even less. Mr. Kotni has other obligations and time commitments, which may slow our operations and impact our financial results. Additionally, when Mr. Kotni becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all.

We will need additional capital to fully implement our business plan, and we may not be able to commence full operations unless sufficient funds are raised, which could cause us to scale back our proposed plans or discontinue our operations.

We will require significant expenditures of capital in order to begin our full operations in the infrastructure industry. We estimate that we will need financing of approximately $460,000 to carry out our business plan requiring expenditures of approximately $460,000 for the next 12 months. We had cash of $829 and working capital deficit of $14,685 as of August 31, 2013. We plan to obtain the necessary additional funds from the sale of our securities or advances, if required. Future financings through equity investments are likely to be dilutive to existing shareholders. There can be no assurance that we will obtain the financing required, or at all. If we are not able to obtain the necessary additional financing, we may be forced to scale back our business plan, which could materially adversely affect our revenues, or we may be forced to cease operations altogether. In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate the project. We will try and obtain such advances for projects as capital used to implement our business plan.  In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate the project. We will try and obtain such advances for projects and apply it toward the capital required to implement our business plan.

Our ability to obtain additional financing is subject to a number of factors, including market conditions and its impact on the market price of our common stock, the downturn in the global economy and resulting impact on stock markets and investor sentiment, our competitive ability, investor acceptance of our business or our business plan, and the political and economic environments of countries where we are or may do business. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce, delay or cancel our planned activities. We cannot assure you that we will have sufficient resources to successfully conduct our expansion, or that we will be able to obtain any additional funding required, in which event we may not be able to continue our expansion or our expansion plan may fail. There can be no assurance that we will achieve our plans, or any of them.

We are a development stage company organized on April 2, 2012 and have recently commenced operations, which makes an evaluation of us difficult. At this stage of our business operations, even with our good faith efforts, we may never establish sustained operations, generate any significant amount of revenues or become profitable, thus potential investors have a high probability of losing their investment.

We were incorporated on April 2, 2012 as a Colorado corporation. We have: (i) generated no revenues, (ii) accumulated a deficit of $60,335, and (iii) incurred losses of $60,335 for the period from April 2, 2012 to August 31, 2013. We have been focused on organizational and start-up activities, the development of our business plan, and general business activities with respect to our planned area of business, which we began pursuing in August 2012 when we established an office in Kenya and began seeking out a suitable infrastructure development project. There is nothing at this time on which to base an assumption that we will establish our business operations, begin generating revenue or ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise sufficient working capital to fund our operations, whether there is sustained demand for our services, the level of competition in the industry in which we operate and our ability to attract and maintain key management and employees.

Our auditors have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of our company to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

The auditor report included with our financial statements for the period from inception to August 31, 2013 contains a going concern opinion, which reflects that our ability to continue as a going concern is dependent upon our ability to establish our operations and begin generating revenues, or obtain additional sources of capital or borrowings to fund our operations until we are able to generate revenue. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

Our company is in the early development stage. We lack an operating history and have nominal losses, which we expect to grow and continue into the future. There is no assurance that our future operations will result in revenues or profits. If we cannot generate sufficient revenues to operate profitably, we may have to suspend or cease activities.

We were incorporated on April 2, 2012 and have started implementing our business plan to operate in the infrastructure industry in the emerging markets of Uganda, South Sudan and Kenya. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception on April 2, 2012 to August 31, 2013 is $60,335. Our ability to begin generating revenues and positive cash flow is dependent upon our ability to attract customers who will retain us to provide infrastructure project development services.

Based upon current plans, we expect to incur operating losses in future periods. We expect to incur expenses to acquire the equipment, machinery and supplies, and to hire the employees necessary to conduct operations in the construction and infrastructure industry. We anticipate that our revenues and cash flows, at least initially, are unlikely to be sufficient to cover such expenses. There are expenses associated with the start-up of any new business. As a result, we may continue to operate at a loss in the future. We cannot guarantee that we will be successful in generating revenues or that we will become profitable at any stage in the future. Failure to generate revenues may cause us to suspend or cease activities and you could lose your investment.

If we are unable to finance our working capital, then our ability to generate revenue may be reduced, or we may be unable to generate any revenue at all.

Due to the timing of the payments for projects from our future customers, we may be required to fund the expenses that are related to projects that we undertake from our working capital. In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate a project. We will try and obtain such advances to fund initial work on projects to the extent possible. If we are unable to obtain advances from governments or banks, we plan to generate working capital to fund the initial work on projects by selling equity, borrowing from our founder and borrowing from commercial banks. As of the filing of this Prospectus, there are no written or oral agreements with our founder to borrow any funds. Since the financial crisis began in 2008, the availability of commercial bank financing has been severely limited. If we cannot obtain commercial credit financing, we may not have sufficient working capital to timely construct or complete the projects we undertake. Any delay in the completion of our projects will delay installment payments from any of our future customers. In addition, if we do not have sufficient working capital, we may not be able to accept new projects. We are pursuing various forms of government-backed sovereign guarantees, and funding programs from various non-governmental organizations (or NGO’s), the International Monetary Foundation, the United Nations, and the World Bank, and we are also considering pursuing other financing arrangements in order to establish our business; however, there is no such financing in place at this time and the unavailability of such financing could have an adverse effect on our ability to generate revenues and become profitable.

If our future customers are unable to obtain adequate financing for their projects, then our revenue and income may be reduced.

Our future customers will be required to finance, or arrange third party financing, for up to approximately 75% of the project costs. Typically, this portion of the project costs is financed by international banks, where the loans are guaranteed by a particular country’s Sovereign Guarantee in the amount of 15% to 25% of the value of the project, with the result that the government is essentially collateralizing the loan for the project to the lending institution. As a result of the financial crisis that began in 2008, there have been only a few lending institutions internationally that have the ability and risk tolerance for financing infrastructure projects in East Africa. This limitation of a small number of lending institutions capable of financing these projects may limit our chances of obtaining favorable lending terms for the projects. The availability of government-backed financing will be an integral part of our business model and the elimination of such financial support would limit our ability to establish our business, commence or continue with operations and begin generating revenues. If our clients cannot obtain government-backed guarantees, financing against such government-backed guarantees, or an alternative source of financing, then the number of projects we can undertake will be reduced. The continued lack of international infrastructure financing to our clients could have an adverse effect on both our revenues and profitability.

We currently do not have any customers and we cannot guarantee we will obtain any customers, or that we will ever make a profit.

We have not yet established a client base and we cannot guarantee we will be able to do so in the near future or ever. Even if we are able to establish a client base for our infrastructure project services, there is no guarantee that we will be able to provide our services profitably. If we are unable to operate profitably, we may have to suspend or cease operations and you could lose your entire investment.

Our industry is intensely competitive and price-sensitive. If we cannot successfully compete with new or existing infrastructure companies, our results of operations and financial condition will be materially adversely affected.

The infrastructure industry is intensely competitive. We compete directly with companies that are national and international in scope. Many of our competitors have significantly greater personnel, financial, technical and marketing resources than we do, and they generate higher revenues and have greater name recognition than we do. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers and hire employees in their regions. In addition, it has become more common for customers to select infrastructure service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. There can be no assurance that we will be able to retain any future customer accounts that we are initially successful in attracting in an increasingly competitive market. In addition, there can be no assurance that we will be able to acquire new customer accounts and retain any future existing customer accounts on terms as favorable as those previously available, and if we are unable to do so our business will be materially adversely affected.

We must rely upon a small number of key contractors who are capable of bidding for our client’s projects and providing the necessary equipment, expertise, and material required to complete such projects, which could delay the start and completion timelines of projects, and result in higher costs.

We currently are in negotiations with one key contractor, China National Machinery Engineering Corporation who is capable of bidding for any of our future projects and who are capable of providing the necessary equipment, expertise, and materials required to complete the types of large-scale infrastructure projects that we plan to bid on. The equipment, goods and materials required range from heavy-duty, specialized road equipment, to architects, surveyors, and engineers that supplement our professional staff with specialty expertise on projects like road development, power generation, building of hospitals, schools, and the design and implementation of airports and roads. A financial setback to, or limited availability of any of our contractors or suppliers could have a material adverse effect upon our ability to meet deadlines required to complete certain stages of a project, or to begin a project at all, thereby limiting our ability to generate revenues. Delays due to financial problems, the global economic crisis, or as a result of shortages of raw materials, or shortages in the supply of personnel of our key suppliers could also materially adversely impact our business and our ability to establish our sustained operations and begin generating revenues.

If we are unable to successfully enter into contracts with contractors, consultants, agents and third parties, we may be unable to generate revenues.

Our business involves the labor-intensive construction of infrastructure projects, such as building schools, hospitals, bridges, roads and social housing in Uganda, South Sudan, Ethiopia, and Kenya. Our business plan is to derive our revenues largely from construction services performed by our contractors, outsourcing to third party service providers, or a combination of the foregoing. Our future performance depends in large part upon our ability to successfully enter into agreements with contractors and other service providers to complete a given project. Qualified construction employees and contractors are in demand, and there is significant competition for these individuals from other infrastructure service firms. As a result, our contractors may not be able to attract and retain sufficient numbers of these qualified individuals to work on our projects, which may materially adversely affect our future performance.

The turnover rate of personnel in the construction industry is often high. The loss of the services of a contractor due to their inability to recruit, a significant number of skilled workers would harm our reputation, business, financial condition and results of operations, including our ability to secure and complete infrastructure projects. Furthermore, if we do not successfully manage our relationships with our contractors, we may not be able to complete our projects on time and on budget, which would affect our ability to establish our operations and generate revenues.

We conduct our business activities in various foreign jurisdictions, which exposes us to the risk of foreign investigations, claims and reviews.

Our business activities involve relationships with individuals and companies located in foreign jurisdictions, including Uganda, South Sudan, Ethiopia, and Kenya. In addition, our goals over the next 12 months include expanding our presence in these foreign jurisdictions. As a result, we could be involved in various foreign investigations, claims and tax reviews that arise in the course of our business activities. Each of these matters is subject to various uncertainties and it is possible that some of these matters may not be resolved in our favor. Matters of taxation, as well as other areas, are subject to review and investigation by governmental authorities who are often enabled by law to impose severe fines and penalties. Any regulatory uncertainty in taxation or other areas could negatively affect us through increased operating costs, which could have a material adverse effect on our results of operation and financial condition.

Compliance with rules and requirements applicable to public companies may cause us to incur increased costs, which may negatively affect our results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept no or lesser coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers, which could have a material adverse effect on our business.

We may be negatively affected by the recent global financial market and economic crisis.

The recent global financial crisis has adversely affected the United States and other world economies. The global financial crisis affected the banking system and financial markets and resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets and increased volatility in credit and equity markets. Although credit markets appear to be improving, if these conditions worsen again, our cost of borrowing may increase and it may become more difficult to obtain financing for our projects, which may adversely affect our business operations and implementation of our growth strategy.

Our operations are subject to various litigation risks that could increase our expenses, impact our profitability and lower the value of your investment in us.

Although we are not currently involved in any litigation, the nature of our operations exposes us to possible future litigation claims involving our projects, including construction defects, potential injuries, lack of payment by contractors to various sub-contractors or other third parties, failure to complete a project in accordance with the project specifications or the terms of the contract, and other risks associated with the project infrastructure industry. There is a risk that any claim could be decided against us, which could harm our financial condition and results of operations. Similarly, the costs associated with defending against any claim could dramatically increase our expenses, as litigation is often very expensive. Possible litigation matters may include, but are not limited to, disputes stemming from risk assessments performed by us for clients, failed security for clients, issues in crisis management and other similar disputes relating to our services. Should we become involved in any litigation we will be forced to direct our limited resources to settling or defending against or prosecuting the claim(s), which could impact our profitability and substantially lower the value of your investment in us.

Loss of certain key personnel may adversely impact our business.

The success of our business will depend on the management skills of our sole officer and director, Mr. Kranti Kumar, and the relationships he establishes with business contacts in the East African nations of Uganda, South Sudan, Ethiopia, and Kenya. We rely heavily on our sole officer and director for his knowledge of the infrastructure industry in the countries in which we plan to operate, to provide services and to continue to cultivate business development. It would be difficult to replace our sole officer and director at such an early stage of our development. Our business could be materially adversely affected if our sole officer and director were to leave and if we were unable to retain a qualified replacement. The loss of the services of Mr. Kumar would impair our ability to establish any future and sustain our operations and achieve our planned objectives. In addition, we do not currently have key person insurance for Mr. Kumar.

We may be subject to construction defect and product liability claims that could adversely affect our operations.

The infrastructure and construction industries are subject to construction defect and product liability claims which are common in these industries and can be costly. Among the claims for which developers and builders have financial exposure are property damage and related bodily injury claims. Damages awarded under these suits may include the costs of remediation, loss of property, and bodily injuries. In response to increased litigation, insurance underwriters have attempted to limit their risk by excluding coverage for certain claims associated with risks to the environment and product and workmanship defects. We may be at risk of loss for bodily injury and property damage claims in amounts that exceed available limits on our comprehensive general liability policies. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is limited. There can be no assurance that we will be able to continue to obtain insurance with respect to such claims, or that the coverage will not be restricted and become more costly. If we are not able to obtain adequate insurance, we may experience losses that could have a material adverse effect on our results of operations and financial condition.  We have not obtained any business insurance to date, but once we secured a project, we plan to obtain business insurance.

Our success depends upon our ability to have projects successfully approved and completed in a timely manner, which involves a high degree of risk.

The construction business is subject to substantial risks, including, but not limited to, the ability to acquire favorable construction projects. Our ability to secure projects will determine whether or not we are able to establish operations in the markets in which we compete. Our ability to secure a project will depend upon our ability to successfully bid on projects and have our bids accepted. Whether any of our bids is accepted is to a large extent out of our control and will depend on the level of our bid in relation to bids provided by third parties, as well as the needs and motivations of the client who decides which bid to accept.  If we are unable to successfully bid on any projects, we will be unable to generate revenues or implement our business plan. You could lose your entire investment.

The construction business is subject to a number of risks outside of our control.

Factors which could adversely affect the construction industry, which are beyond our control, include but are not limited to:

•         the availability and cost of financing for our clients;

•         unfavorable interest rates and increases in inflation;

•         changes in national, regional and local economic conditions;

•         time and cost overruns, inclement weather, and labor or material shortages;

•         the impact of present or future environmental legislation, zoning laws and other regulations;

•         availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;

•         increases in taxes or fees;

•         availability of governmental funding;

•         local laws;

•         coordination among multiple parties, labor problems, work stoppages, strikes and negotiations with unions;

•         the financial stability of our contractors;

•         the political stability of governments;

•         foreign exchange risks;

•         the availability of raw materials, construction materials and equipment;

•         price fluctuations in construction materials;

•         poor accessibility  and poor roads, rail systems that limit the flow of equipment, material, and labour to the construction site;

•         having an adequate supplies of power and water; and

•         dealing with hazardous wastes.

These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start or the completion of construction activities once undertaken, any one of which could have a material adverse effect on our financial condition and results of operations.

Most if not all of the above mentioned risks are mitigated, eliminated or neutralized under our business model. Prior to commencing construction of any project, we obtain an already completed feasibility study or we will complete a full feasibility study, including economic and market analysis, as well as analysis of local labor and civil restrictions and conditions. However, there can be no assurances that such risks can continue to be controlled in the future. In the event that we are unable to control or effectively eliminate these risks, such failure could have a material adverse effect on our revenues and earnings and thusly our share price for our ordinary shares.

We are exposed to currency exchange risk which could cause our reported earnings or losses to fluctuate.

Although we intend to report our financial results in U.S. dollars, a portion of our revenues and operating expenses may be denominated in the Kenyan and Ugandan shilling, and the South Sudanese pound. We may be exposed to currency exchange risk on any of our assets that we denominate in such currencies. Since we present our financial statements in U.S. dollars, any change in the value of these currencies relative to the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain on the translation of our assets, liabilities, revenues and expenses into U.S. dollars. Consequently, our reported earnings or losses could fluctuate materially as a result of foreign exchange translation gains or losses.

Risks Related to Doing Business in Uganda, South Sudan, Ethiopia and Kenya

Our business operations may be adversely affected by social and political unrest in Uganda, South Sudan, Ethiopia and Kenya.

We intend to focus our operations in the East African nations of Uganda, South Sudan, Ethiopia and Kenya, all of which have experienced political unrest in the past. Our business operations could be negatively impacted if any of these nations experiences a period of social and political unrest. Any projects that we undertake in any area subject to political or social unrest could be interrupted if we are unable to hire or retain qualified contractors, or if we are denied access to or otherwise unable to access our projects. We may be required to make additional expenditures to provide increased security for our projects and in order to protect the project, our equipment or contractors and personnel working at a given project site. Significant delays on our projects or increases in expenditures will likely have a material adverse effect on our financial condition and results of operations in the future.

Our business and operations may be adversely affected by economic instability and adverse business and operating conditions in Uganda, South Sudan, Ethiopia and Kenya,

Relative to companies operating in developed countries, our business and operations will be susceptible to both weaker legal institutions and more complex and costly regulatory processes in the East African Community. Across regions, entrepreneurs in developing economies such as Uganda, South Sudan, Ethiopia, and Kenya face regulatory environments that are, on average, less business-friendly than economies classified as “high-income” by the Organization for Economic Co-operation and Development. Therefore, our company may, for example, face higher costs and more bureaucratic procedures to register to do business, obtain construction permits, register or secure real property, pay taxes, and trade across borders. Additionally, these problems will not only result in higher costs and commitments of time to deal with governmental bureaucracy, but our company will also be faced with a less business-friendly regulatory environment. This will mean weaker legal protections for minority shareholders, weaker collateral laws and weaker institutions such as courts, credit bureaus and collateral registries.

Despite the enormous opportunities that exist in the developing economies of Eastern Africa there are also inherent economic and sociopolitical risks of doing business in Uganda, South Sudan, Ethiopia or Kenya. The key economic risks range from weak fiscal and monetary policies, high inflation, volatile currencies, high taxes, nationalization issues, skilled labor shortages, inadequate legislation and bureaucratic red tape. Sociopolitical risks include general political instability, crime and safety concerns, graft and corruption, and complex stakeholder relations in the context of land use and development. Most business operators in Africa will also agree that the poor state of physical infrastructure, especially concerning electricity and transportation, is one of the biggest impediments to operating a business in Africa.

Although the key business indicators are improving, the region’s operating environment remains one of the most difficult in the world because of the above described risks. All or any one of these risks may increase our cost of doing business or cause our business to fail, which could result in the loss of your investment.

Our business and operations may be negatively impacted by laws and regulations applicable to foreign owned companies and barriers to foreign investment.

In part because of its often troubled colonial history, the political and business climate in Eastern Africa is often marked by strong economic nationalism manifested by direct legal barriers or indirect business climate barriers. These barriers include but are not limited to unpredictable actions of nationalization, opaque regulatory approval processes which may favor local firms, delays in customs clearances or visa approvals for expatriate workers, and foreign ownership restrictions in respect of lands and infrastructure. We anticipate that the lack of predictability with respect to the treatment of foreign investment in Eastern Africa may negatively affect our ability to raise project financing. Additionally, any adverse legal or political shift targeted at foreign owned enterprise or investment may result in cost increases, business interruptions, asset seizures or other adverse consequences for our business. Although we intend to mitigate the risk of these possibilities by conducting our business through domestically incorporated subsidiaries and local agents, and although we cannot identify any particular policy, law, or condition that may negatively impact our business at this time, we will have little recourse should any negative conditions arise, and our business could suffer irrecoverable loss or fail as a result.

Potential impact of control of currency conversion or restrictions on dividends or ability to transfer funds out of Uganda, South Sudan, Ethiopia and Kenya may negatively impact our business.

There are no foreign exchange rules and the ability to move funds in and out of Kenya, Uganda, Ethiopia, and South Sudan does not have any obstacles except that transactions larger than USD$10,000 must be reported to the central banks of the counties, respectively. Therefore, our company may potentially find its business operations delayed due to red tape and business growth limited or slowed due to a lack of adequate infrastructure in place.

We may not be able to access the infrastructure necessary to conduct our future operations.

Any infrastructure development project we undertake will itself depend upon access to adequate infrastructure. Reliable roads, bridges, and other transportation infrastructure, power sources and water supply are important factors that will affect our capital requirements and operating costs. Unusual or infrequent weather phenomena, limited access to water, electrical supplies, and fuel and other energy sources to run equipment, could have an adverse effect on our infrastructure development activities. The potential opportunities available to build our business may also hinder any operations we undertake in the following ways:

•         A poor regional transport infrastructure network may limit our ability to access our projects, resulting in lengthier project development times. Our contractors will be subject to the same traffic congestion issues that we hope to help with alleviating.

•         Under-investment in the power sector has led to serious electricity deficits and higher energy costs in many Eastern Africa countries. Many countries have highly regulated energy sectors. State monopolies regulate prices and undertake electricity generation and distribution, as well grid management under one roof, resulting in an energy deficit that limits economic growth for the region as a whole.

•         Water scarcity and lack of management of shared water resources remain major challenges. As the populations of East African nations continue to rise, the water shortage will continue to be further exacerbated. Development projects involving construction rely on water sources, and any lack of water supply could result in delays or the inability to complete a project.

Interest Rate Risk

The infrastructure development industry is one in which leverage plays a large role. A typical contract requires that we furnish an earnest money deposit, a performance guaranty and the ability to discount letters of credit. Furthermore, most construction contracts demand that we reserve between seven and eleven percent of contract value in the form of bank guaranties and/or deposits. Finally, as interest rates rise, our cost of capital increases thus impacting our margins.

Any downgrading of Kenya, Uganda, Ethiopia, or South Sudan’s debt rating by an international rating agency, or an increase in interest rates in any of these countries, could adversely affect our ability to generate or use letters of credit.

The infrastructure development business relies heavily on letters of credit. We are attempting to establish a record of execution that can eventually lead to back-to-back letters of credit, which would greatly enhance our business and help us grow rapidly. Back-to-back letters of credit are used primarily in international transactions, with the first letter of credit serving as collateral for the second. Any adverse revisions to the credit ratings for Kenya, Uganda, Ethiopia, and South Sudan for domestic and international debt by international rating agencies as well as an increase in interest rates or a tightening of credit may adversely affect our ability to finance growth through back-to-back letters of credit, which could lead to a decrease in our growth rate, adversely affecting our stock price.

Risks Related to Our Common Shares

Our sole officer and director and our business assets are located in Kenya. Thus you may be limited in your ability to enforce U.S. civil actions against them for damages to the value of your investment.

Our business assets and our sole officer and director are located in Kenya. Consequently, if you are a U.S. investor it may be difficult for you to affect service of process on our sole officer and director within the United States or enforce a civil judgment of a U.S. court in Kenya or the other nations in which we intend to conduct our operations, Uganda, Ethiopia, and South Sudan. There is also substantial doubt whether an original action predicated solely upon civil liability may successfully be brought in Kenya, Uganda, Ethiopia, or South Sudan against either our sole officer and director or against our business assets. As a result, you may not be able to recover damages as compensation for a decline in the value of your investment.

Because our sole officer and director will own more than 53% of our issued and outstanding common stock after this offering, he will retain control of us and be able to elect our directors. You may therefore be unable to remove him as a director, which could prevent us from becoming profitable.

Mr. Kranti Kumar, our sole officer and director, has sole ownership of and control over 30,000,000 common shares in our authorized capital, which is approximately 53% of our issued and outstanding common stock. Mr. Kumar is not registering any of his shareholdings for resale under this registration statement and will retain his 53% ownership interest irrespective of any resale hereunder.

Because Mr. Kumar will continue to own approximately 53%  of our issued and outstanding common stock, he will be able to elect all of our directors and control our operations. He may have an interest in pursuing activities and transactions that involve significant risks; for example, he could cause us to enter into strategic partnerships that create indebtedness. He may also acquire and hold interests in businesses that compete either directly or indirectly with us. If Mr. Kumar fails to act in our best interests or fails to adequately manage our operations, you may have difficulty removing him as a director, which could prevent us from becoming profitable.

We may be unable to establish and maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results or prevent fraud.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

We are in the development stage and are currently in the process of reviewing and evaluating our internal controls. We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes our board of directors to issue up to 200,000,000 shares of common stock and 100,000,000 shares of preferred stock. The power of our board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment. In addition, we estimate that we will require additional financing of approximately $460,000. We plan to obtain the additional financing through debt or equity financing, or a combination of both. Our efforts to acquire financing may require us to issue additional equity securities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the price for our common stock.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

We are authorized to issue a total of 100,000,000 shares of preferred stock. Our board of directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our board of directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

The issuance of shares upon the exercise of options and warrants may cause immediate dilution to our existing shareholders.

The issuance of shares upon the exercise of options and warrants may result in dilution to the interests of other stockholders. As we continue to expand our business, we may issue options and warrants to acquire shares of our common stock to directors, officers and investors. Any exercise of these securities would result in immediate dilution to our existing shareholders. Conversion of the outstanding options and warrants may also depress the price of our common stock, which may cause investors or lenders to reconsider investing in us and thus adversely affect our financing efforts.

Our stock is considered a penny stock and is subject to additional sales practice regulations imposed by the Securities and Exchange Commission. You may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act, which imposes additional sales practice requirements on brokers-dealers who sell our securities in the aftermarket. For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of our shares and impede their resale in the secondary market. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit your ability to buy and sell our stock, which could depress our share price.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

We do not intend to pay dividends and there will be fewer ways in which you can make a gain on any investment in us.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of dividends. Because we do not intend to declare dividends, any gain on an investment in us will need to come through appreciation of our stock price.

We indemnify our directors and officers against liability to us and our stockholders, and the costs of this indemnification could negatively affect our operating results.

Our articles of incorporation and bylaws allow us to indemnify our officers and our directors for liability arising while they are carrying out their respective duties. Our articles of incorporation and bylaws also allow for reimbursement of certain legal defenses. As to indemnification for liabilities arising under the Securities Act for directors, officers or persons controlling us, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and unenforceable.  If any director or officer claims against us for indemnification, the costs could materially and negatively impact our operating results.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business (JOBS)Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our executive office is located at Enterprise Road, Industrial Area, P.O. Box 49000-00100, Nairobi, Kenya. This office is being provided to us by our sole officer and is approximately 600 square feet in size. This is the office of our subsidiary, Acton, which carries out our business in the eastern African nations of Uganda, South Sudan, Ethiopia and Kenya. As of the date of this annual report we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since June 18, 2013 under the symbol “AXMM”.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

As of August 31, 2013 there have been no trades in our shares.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Holders

As of December 12, 2013, there were 39  holders of record of our common stock. As of such date, 56,433,333 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We did not have any equity compensation plans as of our fiscal year ended August 31, 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From our inception on April 2, 2012 to August 31, 2013 we completed the following sales of unregistered securities:

On April 2, 2012, we appointed Kranti Kumar Kotni as our sole director, chief executive officer, chief financial officer, president, secretary and treasurer. Mr. Kotni purchased 30,000,000 shares of our common stock at a price of $0.0002 per share for gross proceeds of $6,000.

On June 30, 2012, we sold 26,433,333 shares of our common stock to 40 of the selling securityholders to our registration statement at a price of $0.0015 per share for gross proceeds of $39,650.

These securities were issued without a prospectus pursuant to Regulation S under the Securities Act. Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2013.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Results of Operations for the Year Ended August 31, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended August 31, 2013 which are included herein.

Our operating results for years ended August 31, 2013 and 2012 are summarized as follows:

	Year ended August 31, 2013	Period From April 2, 20120 (Inception) to August 31, 2012	Period From April 2, 2012 (Inception) to August 31, 2013
General and administrative	$58,708	$1,567	$60,275
Interest expense	$60	Nil	60
Net loss	$(58,768)	$(1,567)	$(60,335)

Our expenses for the year ended August 31, 2013 totaled $58,768. Our expenses from inception on April 2, 2012 to August 31, 2012 totaled $1,567 and our expenses from inception on April 2, 2012 to August 31, 2013 totaled $60,335. Expenses were mainly comprised of professional fees for our incorporation, transfer agent and filing fees, bank charges and interest expense. Our net loss since inception is $60,335.

Liquidity and Capital Resources

Working Capital
	At	At
	August 31,	August 31,
	2013	2012
Current Assets	$829	$44,788
Current Liabilities	$15,514	$705
Working Capital	$(14,685)	$44,083

Cash Flows
		For the	For the
		Period From	Period From
	Year	April 2, 2012	April 2, 2012
	Ended	(Inception) to	(Inception) to
	August 31,	August 31,	August 31,
	2013	2012	2013
Net Cash (Used In) Provided by Operating Activities	$(46,978)	$(862)	$(47,840)
Net Cash (Used In) Provided by Financing Activities	$3,019	$45,650	$48,669
Increase (Decrease) in Cash	$(43,959)	$44,788	$829

We are a development stage company with a limited operating history. From our inception on April 2, 2012 to August 31, 2013, we did not generate any revenues. As of August 31, 2013 we had total assets of $829 all of which was cash, total liabilities of $15,514, and an accumulated deficit of $60,335. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan, Ethiopia, and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

From our inception on April 2, 2012 to August 31, 2013 we used $47,840 in operating activities and received $48,669 from financing activities of which $45,650 was comprised of proceeds from the sale of our common stock and $3,019 was proceeds from loans payable. We did not engage in any investing activities over the same period.

For the next 12 months beginning September 1, 2013 we intend to:

•         continue to establish our operations;

•         we will begin looking at opportunities in the country of Ethiopia

•         seek out and evaluate potential infrastructure development projects of interest to our management team in the Eastern Africa nations of South Sudan, Uganda, Ethiopia and Kenya;

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

Based on our planned expenditures, we will require additional funds of approximately $460,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the period from our inception on April 2, 2012 to August 31, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

We will require approximately $460,000 over the next 12 months in order to enable us to proceed with our plan of operations, including paying our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we intend to raise the balance of our cash requirements for the next 12 months from private placements, advances from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans and other forms of debt financing. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	130,000
Purchase of Office Equipment and Set Up	12 months	25,000
Website Set Up and Marketing Materials	12 months	15,000
Management and operating costs	12 months	85,000
Salaries and consulting fees	12 months	75,000
Investor relations and capital raising	12 months	20,000
Fixed asset purchases	12 months	20,000
Sales and marketing operations	12 months	50,000
General and administrative expenses	12 months	40,000
Total		460,000

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

If we are not able to raise the funds necessary to implement our business plan as anticipated, we will scale back our business development in line with available capital. Our main priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on securing infrastructure projects, marketing and advertising our services, and paying consulting and management fees. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

December 2013 to April 2014

•         Design marketing materials;

•         Market our services to our various government contacts;

•         Hire personnel to market our services;

•         Complete certain asset purchases and set up inter Company satellite offices.

May 2014 to November 2014

•         Review opportunities with the various governments;

•         Establish a partnership or strategic relationship with another infrastructure development company;

•         Look at other Markets for any opportunities.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $60,335 since our inception and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that our company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of our company to continue as a going concern is dependent upon our company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our 100% owned subsidiary, Acton Holdings Limited, a company incorporated in Kenya.  All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2013, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Our company’s planned operations will be in the eastern African markets of Uganda, South Sudan and Kenya, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce our exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

32

Axiom Corp. and Subsidiary

(A Development Stage Company)

August 31, 2013

                                                                                                                                                                                                     Index

Report of Independent Registered Public Accounting Firm................................................................................................ F–1

Consolidated Balance Sheets................................................................................................................................................... F–2

Consolidated Statements of Operations................................................................................................................................. F–3

Consolidated Statement of Stockholders’ Equity................................................................................................................. F–4

Consolidated Statements of Cash Flows................................................................................................................................ F–5

Notes to the Consolidated Financial Statements.................................................................................................................. F–6

33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Axiom Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Axiom Corp. (a Development Stage Company) (the Company) as of August 31, 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended August 31, 2013, and for the period April 2, 2012 (date of inception) to August 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axiom Corp. (a Development Stage Company) as of August 31, 2013, and the consolidated results of its operations and cash flows for the year ended August 31, 2013, and for the period April 2, 2012 (date of inception) to August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in the notes to the financial statements, the Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 16, 2013

Axiom Corp. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2013	August 31, 2012

ASSETS

Current Assets

Cash	$ 829	$ 44,788

Total Assets	$ 829	$ 44,788

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	11,649	–
Due to related party	846	705
Note payable	3,019	–

Total Liabilities	15,514	705

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(60,335)	(1,567)

Total Stockholders’ (Deficit) Equity	(14,685)	44,083

Total Liabilities and Stockholders’ (Deficit) Equity	$ 829	$ 44,788

The accompanying notes are an integral part of these consolidated financial statements

Axiom Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended August 31, 2013	For the Period From April 2, 2012 (Date of Inception) to August 31, 2012	For the Period From April 2, 2012 (Date of Inception) to August 31, 2013

Expenses

General and administrative	$ 58,708	$ 1,567	$ 60,275

Total Operating Expenses	58,708	1,567	60,275

Other expense

Interest expense	60	–	60

Net Loss	$ (58,768)	$ (1,567)	$ (60,335)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding – Basic and Diluted	56,433,000	40,853,000

The accompanying notes are an integral part of these consolidated financial statements

Axiom Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders’ (Deficit) Equity

From the Period from April 2, 2012 (Inception) to August 31, 2013

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – April 2, 2012 (Date of Inception)	–	$ –	$ –	$ –	$ –

Issuance of common stock at $0.0002 per share	30,000,000	300	5,700	–	6,000

Issuance of common stock at $0.0015 per share	26,433,333	264	39,386	–	39,650

Net Loss for the period	–	–	–	(1,567)	(1,567)

Balance – August 31, 2012	56,433,333	564	45,086	(1,567)	44,083

Net loss for the year	–	–	–	(58,768)	(58,768)

Balance – August 31, 2013	56,433,333	$ 564	$ 45,086	$ (60,335)	$ (14,685)

The accompanying notes are an integral part of these consolidated financial statements

Axiom Corp. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2013	For the Period From April 2, 2012 (Date of Inception) to August 31, 2012	For the Period From April 2, 2012 (Date of Inception) to August 31, 2013

Cash Flows from Operating Activities

Net loss	$ (58,768)	$ (1,567)	$ (60,335)

Expenses paid by a related party	141	705	846

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued liabilities	11,649	–	11,649

Net Cash Used In Operating Activities	(46,978)	(862)	(47,840)

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	–	45,650	45,650
Proceeds from loan payable	3,019	–	3,019

Net Cash Provided by Financing Activities	3,019	45,650	48,669

(Decrease) Increase in Cash	(43,959)	44,788	829

Cash - Beginning of Period	44,788	–	–

Cash - End of Period	$ 829	$ 44,788	$ 829

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.       Nature of Business and Going Concern

Axiom Corp. (the “Company”) was incorporated in the State of Colorado on April 2, 2012. The Company’s planned principle business is the construction of major infrastructure developments, including roads, schools, hospitals and social housing, in eastern African markets of Kenya, Uganda and South Sudan.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2013, the Company has incurred losses totaling $60,335 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon it's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

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

c)        Use of Estimates

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

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)        Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At August 31, 2013, the Company has no potentially dilutive securities outstanding.

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

g)       Foreign Currency Translation

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

h)       Income Taxes

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

i)         Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

j)         Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Related Party Transactions

As of August 31, 2013, the Company owes the sole director of the Company $846 for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

4.       Note payable

During the year ended August 31, 2013, the Company received a loan in the amount of $3,019 from a third party.  The loan is unsecured, due on demand, and bears interest at 8% per annum.

5.       Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On April 2, 2012, 30,000,000 shares of common stock were issued to the sole director of the Company at $0.0002 per share of proceeds of $6,000.

On June 30, 2012, 26,433,333 share of common stock were issued at $0.0015 per share for proceeds of $39,650 to multiple third-party investors.

6.       Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2013	August 31, 2012

Income tax benefit computed at statutory rate	$19,981	$533

Change in valuation allowance	(19,981)	(533)

Provision for income taxes	$–	$–

Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years. Significant components of the Company’s deferred ax assets and liabilities as at August 31, 2013 and 2012 after applying enacted corporate income tax rates, are as follows:

Deferred income tax assets	August 31, 2013	August 31, 2012

Net operating losses	$20,514	$533

Valuation allowance	(20,514)	(533)

Net deferred income tax asset	$–	$–

At August 31, 2013, the Company has net operating loss carry-forwards of $60,335 which expire commencing in 2032.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based upon the evaluation of our disclosure controls and procedures as of August 31, 2013, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of August 31, 2013.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kranti Kumar Kotni	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	26	April 2, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kranti Kumar Kotni – Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Kranti Kumar Kotni has been our sole officer and director since our inception on April 2, 2012. From August 2011 to present, Mr. Kotni has also worked as a project manager at Bluenile Wire Products Limited, Kenya, a company providing building and construction materials to builders and construction companies. From August 2010 to December 2009, Mr. Kotni served as the banker for Prime Bank Limited, Kenya, a bank located in Nairobi. From August 2005 to July 2011 Mr. Kotni served as the credit officer for Diamond Trust Bank Limited, Kenya, a bank located in Nairobi. Mr. Kotni was appointed to our board of directors due to his experience with building, construction and financing. Mr. Kotni will devote approximately 20 hours per week to our affairs. Mr. Kotni is not currently a director of any other public company or any company registered as an investment company.

Conflicts of Interest

Our sole officer and director, and any of our future officers or directors may become affiliated with entities engaged in activities that are similar to ours. Such officers and directors may have pre-existing fiduciary duties and may not agree to present business opportunities to us unless other entities have first declined to accept them. Accordingly, they may have a conflict of interest in determining to which entity a particular business opportunity should be presented.

We do not currently have a policy to address any such conflicts of interest, and we cannot assure you that any conflicts that arise will be resolved in our favor.

Significant Employees

Other than our sole officer and director, as of the date of this annual report we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.       been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.       had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.       been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.       been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Audit Committee

As we have only a sole director, we have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our Board of Directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

Director Nominees

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)     our principal executive officer;

(b)     each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2013 and 2012; and

(c)     up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Kranti Kumar Kotni(2) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil

(1)     We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)     Kranti Kumar Kotni has acted as our chief executive officer, chief financial officer, president, secretary, treasurer and director since our inception on April 2, 2012.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as ofDecember 12, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kranti Kumar Kotni (2) Enterprise Road, Industrial Area PO Box 49000-00100 Nairobi, Kenya	30,000,000 Common Shares	53.16%
Directors and Executive Officers as a Group (1 person)	30,000,000 Common Shares	53.16%
Gerlach & Company P.O. Box 7247-7057 IC & D Lockbox Philadelphia, PA 19170-7057	5,425,331	9.61%
Other Over 5% shareholders	5,425,331	9.14%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for         example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 12, 2013. As of December 12, 2013, there were 56,433,333 shares of our company’s common stock issued and outstanding.

47

(2)     Kranti Kumar Kotni has acted as our chief executive officer, chief financial officer, president, secretary, treasurer and director since our inception on April 2, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Kranti Kumar Kotni. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2013 and for the fiscal year ended August 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	August 31, 2012 $	August 31, 2013 $
Audit Fees	9,150	4,275
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	9,150	4,275

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)   Financial statements for our company are listed in the index under Item 8 of this document.

(2)   All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)     Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM CORP.
(Registrant)
Dated: December 16, 2013	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 16, 2013	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)