Form 10-Q
period 2013-11-30
AXIOM CORP.
filed 2014-01-21
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			November 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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

				[ X ]	YES	[ ]	NO

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
56,433,333 common shares issued and outstanding as of January 21, 2014.

AXIOM CORP.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

(A Development Stage Company)

November 30, 2013

                                                                                                                                                                                                     Index

Condensed Consolidated Balance Sheets.............................................................................................................................. F–1

Condensed Consolidated Statements of Operations............................................................................................................ F–2

Condensed Consolidated Statements of Cash Flows........................................................................................................... F–3

Notes to the Condensed Consolidated Financial Statements............................................................................................. F–4

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	November 30, 2013 (Unaudited)	August 31, 2013
ASSETS

Current Assets

Cash	$ 829	$ 829

Total Assets	$ 829	$ 829

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	19,016	11,649
Due to related party (Note 3)	1,379	846
Loan payable (Note 4)	4,519	3,019

Total Liabilities	24,914	15,514

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(69,735)	(60,335)

Total Stockholders’ (Deficit) Equity	(24,085)	(14,685)

Total Liabilities and Stockholders’ (Deficit) Equity	$ 829	$ 829

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Period From April 2, 2012 (Date of Inception) to November 30, 2013

Expenses

General and administrative	$ 9,340	$ 5,822	$ 69,615

Loss Before Other Expense	9,340	5,822	69,615

Other expense

Interest expense	60	–	120

Net Loss	$ (9,400)	$ (5,822)	$ (69,735)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,000	56,433,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	For the Period From April 2, 2012 (Date of Inception) to November 30, 2013

Cash Flows from Operating Activities

Net loss	$ (9,400)	$ (5,822)	$ (69,735)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	533	–	1,379
Expenses paid by a third party	1,500	(16)	4,519
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	7,367	2,126	19,016

Net Cash Used In Operating Activities	-	(3,712)	(44,821)

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	–	–	45,650

Net Cash Provided by Financing Activities	-	-	45,650

(Decrease) Increase in Cash	–	(3,712)	829

Cash - Beginning of Period	829	44,788	–

Cash - End of Period	$ 829	$ 41,076	$ 829

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.       Nature of Business and Going Concern

Axiom Corp. (the “Company”) was incorporated in the State of Colorado on April 2, 2012. The Company’s planned principle business is the construction of major infrastructure developments, including roads, schools, hospitals and social housing, in eastern African markets of Kenya, Uganda, Ethiopia, and South Sudan.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2013, the Company has incurred losses totalling $69,735 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)       Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's August 31, 2013 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2013, have been omitted.

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

f)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, related party payables and loan payable and are considered by management to be their fair value due to their short term maturities.

g)       Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2013, the Company has no potentially dilutive securities outstanding.

h)       Foreign Currency Translation

The Company’s planned operations will be in the eastern African markets of Uganda, South Sudan, Kenya and Ethiopia, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

j)         Reclassifications

                Certain prior period amounts have been reclassified to conform to current period presentation.

Axiom Corp. and Subsidiary

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

k)       Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Related Party Transactions

As of November 30, 2013, the Company owes the sole director of the Company $853 for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

As of November 30, 2013, the Company owes the Vice President of the Company $526 for expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the three months ended November 30, 2013, expenses of $533 were paid on behalf of the Company by related parties.

4.       Loan payable

As at November 30, 2013, the Company owes a third party for a loan in the amount of $4,519.  The loan is unsecured, due on demand and bears interest at 8% per annum.

5.       Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the three months ended November 30, 2013.

6.       Commitment

On November 8, 2013, the Company entered into a one year office lease agreement in Ethiopia and agreed to pay rent of $317 (Birr 5,985) per month. The Company also agreed to pay a deposit equal to the initial 6 months rent of $1,902 (Birr 35,910) upon signing of the agreement. At November 30, 2013, the deposit has not yet been paid.

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

On September 17, 2013 we hired Michael Tesfaye Wuhib as our field manager in Ethiopia, who we appointed as our vice president. As a result, we have obtained local licenses and permits to be able to operate in the Republic of Ethiopia.

Michael Tesfaye Wuhib has an extensive experience and international presence with Fortune 500 companies which include: software consultant with Netapp EMEA (Germany, 2011 - 2012), network engineer with Electronic Data Systems (US Airways Project, Virginia, 2002 - 2006), as well as IT specialist at NGO’s (Winrock International, Virginia, 2000 – 2002). Bilingual in English, French and Amharic, he has a solid background in IT infrastructure and project management. Mr. Tesfaye received his Bachelor of Science of Information Technology, University of Phoenix, in 2001 and is also a Cisco Certified Network Associate (CCNA), Microsoft Certified Systems Engineer (MCSE) and received Comptia, Inc. certification. His key assets rely on his access to government contracts and knowledge on strategic approach.

On November 8, 2013, we entered into a general lease agreement for an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia. We will pay 5,895 Birr (US$300.00) per month rent for this office. The initial lease shall be for a period of one year.

At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby our company will look at exploring for potash which is used as a fundamental component for fertilizer.  In order to better understand the opportunity of potash, our company has retained the local expertise of Geoscience Consultancy PLC of Ethiopia, who will better outline the feasibility of exploring for potash in this region.  Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company.  We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

On November 25, 2013, we entered into a contracting agreement with Geoscience Consultancy PLC, pursuant to which Geoscience will prepare the exploration work program on potash to be submitted to the Ethiopia Ministry of Mines and the environmental impact assessment work program and shall be responsible for all necessary permits, licenses and authorizations required from any authorities to perform their services. Under the terms of the agreement our company will pay 50% or 38,950 Birr (US$2,500) at the commencement of work and the remaining 50% upon the submission of the proposal to the Ministry of Mines.

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

On September 17, 2013, we hired Michael Tesfaye Wuhib as our field manager in Ethiopia, who we appointed as our vice president. As a result, we have obtained local licenses and permits to be able to operate in the Republic of Ethiopia.  In addition, we have contracted an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia.  At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby our company will look at exploring for potash which is used as a fundamental component for fertilizer.  In order to better understand the opportunity of potash, our company has retained the local expertise of geoscientists who will better outline the feasibility of exploring for potash in this region.  Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company.  We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan, Ethiopian, and South Sudan governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the Northern Corridor) have been in a step in the right direction, but further changes need to follow and are expected to be implemented in 2014.

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

If we are not able to raise the funds necessary to implement our business plan as anticipated, we will scale back our business development in line with available capital. Our main priority will be to retain our reporting status with the U.S. Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on securing infrastructure projects, marketing and advertising our services, and paying consulting and management fees. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

January 2014 to May 2014

•         Establish results from the hiring of geoscientists report on potash;

•         Seek other opportunities in Ethiopia

•         Seek out other agriculture and agro businesses

•         Design marketing materials;

•         Market our services to our various government contacts;

•         Hire personnel to market our services;

•         Complete certain asset purchases and set up inter-company satellite offices.

June 2014 to December 2014

•         Review opportunities with the various governments;

•         Establish additional local offices in the region;

•         Establish a partnership or strategic relationship with another infrastructure development company;

•         Look at other markets for any opportunities.

Results of Operations

Results of Operations for the Three Month Period Ended November 30, 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended November 30, 2013 which are included herein.

Our operating results for three month period ended November 30, 2013 are summarized as follows:

				Period from
	Three Months Ended		Three Months Ended	April 2, 2012 (Inception) to
	November 30,		November 30,	November,
	2013		2012	2013
General and administrative	$9,340		$5,822	$69,615
Interest expense	$60	$	Nil	$120
Net Loss	$(9,400)		$(5,822)	$(69,735)

General and administrative expenses for the three month period ended November 30, 2013 were $9,340 compared with $5,822 for the three month period ended November 30, 2012.  Our general and administrative expenses from inception to November 30, 2013 totaled $69,615 comprised of professional fees for our incorporation, transfer agent and filing fees and bank charges. Our net loss since inception is $69,735.

Liquidity and Capital Resources

Working Capital
	At	At
	November 30,	August 31,
	2013	2013
Current Assets	$829	$829
Current Liabilities	$24,914	$15,514
Working Capital	$(24,085)	$(14,685)

Cash Flows
		Three Months		Three Months
		Ended		Ended
		November 30,		November 30,
		2013		2012
Net Cash (Used In)Provided by Operating Activities	$	Nil		$(3,696)
Net Cash (Used In)Provided by Investing Activities	$	Nil	$	Nil
Net Cash (Used In)Provided by Financing Activities	$	Nil		$(16)
Increase (Decrease) in Cash	$	Nil		$(3,712)

We are a development stage company with a limited operating history. From our inception on April 2, 2012 to November 30, 2013 we did not generate any revenues. As of November 30, 2013 we had total assets of $829all of which was cash, total liabilities of $24,914, and an accumulated deficit of $69,735. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

During the three month period ended November 30, 2013 we used $Nil in operating activities compared to $3,696 used in operating activities for the three month period ended November 30, 2012. From our inception on April 2, 2012 to November 30, 2013 we used $44,821 in operating activities.

We have not engaged in any investing activities since inception.

For the next 12 months beginning December 2013 we intend to:

•         continue to establish our operations;

•         we will begin looking at opportunities in the country of Ethiopia;

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the period from our inception on April 2, 2012 to November 30, 2013 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

The independent auditors' report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Basis of Presentation

These consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. Our company’s fiscal year end is August 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Axiom Corp. and its 100% owned subsidiary, Acton Holdings Limited, a company incorporated in Kenya. All significant intercompany balances and transactions have been eliminated upon consolidation.

Interim Financial Statements

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our company's August 31, 2013 report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2013, have been omitted.

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

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable, related party payables and loan payable and are considered by management to be their fair value due to their short term maturities.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2013, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Our company’s planned operations will be in the eastern African markets of Uganda, South Sudan, Kenya and Ethiopia which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Axiom Corp. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.2	Bylaws of Axiom Corp. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on January 17, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders of Axiom Corp. – Form of Share Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
(10)	Material Contracts
10.1	Form of Share Subscription Agreement between our company and Kranti Kumar Kotni (incorporated by reference to our Registration Statement on Form S-1 filed on January 17, 2013)
10.2	Agency Agreement dated February 1, 2013 between our company and Century Pillar Limited (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 28, 2013)
10.3*	General Lease Agreement dated November 8, 2013 between our company, Dashen Building Hawassa and Michael Tasfaye Wuhib
10.4*	Contract Agreement dated November 25, 2013 between our company and Geoscience Consultancy PLC
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Axiom Corp.
(Registrant)

Date: January 21, 2014	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)