Form 10-Q
period 2014-02-28
AXIOM CORP.
filed 2014-04-22
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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

				[X]	YES	[ ]	NO

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
56,433,333 common shares issued and outstanding as of April 16, 2014.

AXIOM CORP.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

(A Development Stage Company)

February 28, 2014

                                                                                                                                                                                                         Index

Condensed Consolidated Balance Sheets......................................................................................................................................... F–1

Condensed Consolidated Statements of Operations.........................................................................................................................F–2

Condensed Consolidated Statements of Cash Flows........................................................................................................................F–3

Notes to the Condensed Consolidated Financial Statements............................................................................................................F–4

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	February 28, 2014 (Unaudited)	August 31, 2013
ASSETS

Current Assets

Cash	$ 3,462	$ 829
Restricted Cash	8,114	-

Total Assets	$ 11,576	$ 829

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable and accrued liabilities	12,448	11,649
Due to related party (Note 3)	855	846
Loans payable (Note 4)	37,718	3,019

Total Liabilities	51,021	15,514

Stockholders’ (Deficit) Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(85,095)	(60,335)

Total Stockholders’ (Deficit) Equity	(39,445)	(14,685)

Total Liabilities and Stockholders’ (Deficit) Equity	$ 11,576	$ 829

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2014	For the Three Months Ended February 28, 2013	For the Six Months Ended February 28, 2014	For the Six Months Ended February 28, 2013	For the Period From April 2, 2012 (Date of Inception) To February 28, 2014

Expenses

General and administrative	$ 14,727	$ 7,930	$ 24,067	$ 13,752	$ 84,342

Loss Before Other Expense	(14,727)	(7,930)	(24,067)	(13,752)	(84,342)

Other expense

Interest expense	60	–	693	–	753

Net Loss	$ (14,787)	$ (7,930)	$ (24,760)	$ (13,752)	$ (85,095)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,000	56,433,000	56,433,000	56,433,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the
	For the	For the	Period From
	Six Months	Six Months	April 2, 2012
	Ended	Ended	(Date of Inception) to
	February 28, 2014	February 28, 2013	February 28, 2014

Cash Flows from Operating Activities

Net loss	$ (24,760)	$ (13,752)	$ (85,095)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party, net of repayments	9	(18)	855
Expenses paid by a third party	1,500	–	4,519
Increase in accounts payable and accrued liabilities	799	2,023	12,448

Net Cash Used In Operating Activities	(22,452)	(11,747)	(67,273)

Cash Flows from Financing Activities

Proceeds from notes payable	33,199	–	33,199
Proceeds from the issuance of common stock	–	–	45,650

Net Cash Provided by Financing Activities	33,199	–	78,849

(Decrease) Increase in Cash	10,747	(11,747)	11,576

Cash - Beginning of Period	829	44,788	–

Cash - End of Period	$ 11,576	$ 33,041	$ 11,576

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Compant)

Notes to the Condensed Consilidated Financial Statements

(Unaudited)

1.        Nature of Business and Going Concern

Axiom Corp. (the “Company”) was incorporated in the State of Colorado on April 2, 2012. The Company’s planned principal business is the construction of major infrastructure developments, including roads, schools, hospitals and social housing, in eastern African markets of Kenya, Uganda and South Sudan.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2014, the Company has incurred losses totaling $85,095 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

e)        Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company has funds in a bank account in Ethiopia, which is restricted until the Company receives a business license in Ethiopia.

Axiom Corp. and Subsidiary

(A Development Stage Compant)

Notes to the Condensed Consilidated Financial Statements

(Unaudited)

2.        Summary of Significant Accounting Policies (continued)

f)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, related party payables and loan payable. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g)       Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At February 28, 2014, the Company has no potentially dilutive securities outstanding.

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

3.        Related Party Transactions

As of February 28, 2014, the Company owes the sole director of the Company $855 (August 31, 2013 - $846) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the six months ended February 28, 2014, expenses of $1,026 were incurred on behalf of the Company by a related party and the Company repaid $1,026 during the period.

4.        Loan payable

On August 1, 2013, the Company entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. As at February 28, 2014, the amount outstanding under this line of credit was $37,718, with accrued interest of $734.

Axiom Corp. and Subsidiary

(A Development Stage Compant)

Notes to the Condensed Consilidated Financial Statements

(Unaudited)

5.        Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the six months ended February 28, 2014.

6.        Commitments

On November 8, 2013, the Company entered into a one year office lease agreement in Ethiopia and agreed to pay rent of $313 (Birr 5,985) per month. The Company also agreed to pay a deposit equal to the initial six months rent of $1,876 (Birr 35,910) upon signing of the agreement. At February 28, 2014, the deposit has not yet been paid.

On November 25, 2013, the Company entered into a contract agreement in with a company in Ethiopia. The contractors agreed to prepare an exploration work program on potash to be submitted to the Ministry on Mines. The Company agreed to pay $2,035 (Birr 38,950) upon commencement of the work program and a second payment of $2,035 (Birr 38,950) at the submission of the program. At February 28, 2014, the payments have not yet been paid.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Axiom” and “our company” mean Axiom Corp. and our wholly-owned subsidiary, Acton Holdings Limited, a Republic of Kenya corporation, unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Colorado on April 2, 2012. Our fiscal year end is August 31. Our business office is located at Enterprise Road, Industrial Area, P.O. Box 49000-00100, Nairobi, Kenya. Our mailing address is P.O. Box 78018 – 00507, Nairobi, Kenya. Our telephone number is +254 736 521 567. Our website is www.axiomstructure.com.

On April 2, 2012, we appointed Kranti Kumar Kotni as our sole director, chief executive officer, chief financial officer, president, secretary and treasurer. Mr. Kotni purchased 30,000,000 shares of our common stock at a price of $0.0002 per share for gross proceeds of $6,000.

On April 2, 2012, we acquired Acton Holdings Limited, a Kenyan company, which is now our wholly owned subsidiary, by acquiring the two ordinary shares of Acton that represented all of the issued and outstanding shares of Acton. As a Kenyan company is required to have at least two shareholders, one share is registered in our company’s name and the other share is held by Kranti Kumar Kotni, in trust for our company. Acton was incorporated under the laws of the Republic of Kenya on September 6, 2011 and carries on all of our business activities in Kenya. Since we are in our startup stage, Acton has predominately been involved in administrative activities such as setting up bank accounts, establishing relationships with government offices and establishing our office facilities.

On June 30, 2012, we sold 26,433,333 shares of our common stock at a price of $0.0015 per share for gross proceeds of $39,650.

Recent Developments

We have established an office located in Nairobi, Kenya and have commenced operations seeking opportunities to develop infrastructure projects in East Africa. We have not found a qualified person to act as our field manager and are actively looking to hire a field manager in Kenya. We are also actively seeking opportunities for infrastructure projects to bid on in Kenya, Uganda, Ethiopia, and South Sudan. We have hired a field manager who is responsible for maintaining the existing relationships that have been established in South Sudan, Kenya, Uganda, and now Ethiopia. The field manager will assist our chief executive officer and director, Kranti Kumar Kotni, to liaise and coordinate with the various ministries in complying with their individual policies and procedures and negotiate and enter into project contracts. The field manager will also be responsible for obtaining quotes for services from various construction companies and providing them with project specifications in order to facilitate the quotes for a given project. Currently, we are in private discussions with various ministries in the Republic of South Sudan about outlying projects that are a priority for the South Sudanese government. The current projects that are being discussed relate to the re-habilitation of airports, construction of new hospitals and schools, building sea ports, and road works. These projects are in the initial discussion phases and are not yet at the bid tendering phase. In addition, the company was exploring the opportunity in Ethiopia for potash exploration which would have also included the build out of infrastructure of roads and a small railway for transporting raw materials.

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

On November 8, 2013, we entered into a general lease agreement for an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia. We pay 5,895 Birr (US$300.00) per month rent for this office. The initial lease is for a period of one year.

At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby our company will look at exploring for potash which is used as a fundamental component for fertilizer. Along with potential exploration of potash the company will also look at the opportunity to build out infrastructure of roads and a small railway for transporting raw materials. In order to better understand the opportunity of potash, our company has retained the local expertise of Geoscience Consultancy PLC of Ethiopia, who will better outline the feasibility of exploring for potash in this region. Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan, Ethiopian, and South Sudan governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the Northern Corridor) have been a step in the right direction, but further changes need to follow and are expected to be implemented later in 2014.

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

April 2014 to August 2014

•         Establish results from the hiring of geoscientists report on potash;

•         Await application of potash claims from the ministry of mines in Ethiopia

•         Seek other infrastructure opportunities in Ethiopia;

•         Seek out other agriculture and agro businesses ;

•         Design marketing materials;

•         Market our services to our various government contacts;

•         Hire personnel to market our services; and

•         Complete certain asset purchases and set up inter-company satellite offices.

September 2014 to March 2015

•         Review opportunities with the various governments;

•         Establish additional local offices in the region;

•         Establish a partnership or strategic relationship with another infrastructure development company; and

•         Look at other markets for any opportunities.

Results of Operations

Results of Operations for the Three and Six Month Periods Ended February 28, 2014.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended February 28, 2013 which are included herein.

Our operating results for three and six month periods ended February 28, 2014 are summarized as follows:

							Period from
	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended	April 2, 2012 (Inception) to
	February 28,		February 28,	February 28,		February 28,	February 28,
	2014		2013	2014		2013	2014
General and administrative	$14,727		$7,930	$24,067		$13,752	$84,342
Interest expense	$60	$	Nil	$693	$	Nil	$753
Net Loss	$(14,787)		$(7,930)	$(24,760)		$(13,752)	$(85,095)

General and administrative expenses for the three month period ended February 28, 2014 were $14,727 compared with $7,930 for the three month period ended February 28, 2014. General and administrative expenses for the six month period ended February 28, 2014 were $24,067 compared with $13,752 for the three month period ended February 28, 2014. Our general and administrative expenses from inception to February 28, 2014 totaled $84,342 comprised of professional fees for our incorporation, transfer agent and filing fees and bank charges. Our net loss since inception is $85,095.

Liquidity and Capital Resources

Working Capital
	At	At
	February 28,	August 31,
	2014	2013
Current Assets	$11,576	$829
Current Liabilities	$51,021	$15,514
Working Capital	$(39,445)	$(14,685)

Cash Flows
						April 2, 2012
		Six Months Ended		Six Months Ended		(Inception) to
		February 28,		February 28,		February 28,
		2014		2013		2014
Net Cash (Used In)Provided by Operating Activities		$(22,452)		$(11,747)		$(67,273)
Net Cash (Used In)Provided by Investing Activities	$	Nil	$	Nil	$	Nil
Net Cash (Used In)Provided by Financing Activities		$33,199	$	Nil		$78,849
Increase (Decrease) in Cash		$10,747		$(11,747)		$11,576

We are a development stage company with a limited operating history. From our inception on April 2, 2012 to February 28, 2014 we did not generate any revenues. As of February 28, 2014 we had total assets of $11,576 all of which $3,462 was cash and $8,114 was restricted cash, total liabilities of $51,021, and an accumulated deficit of $85,095. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

From our inception on April 2, 2012 to February 28, 2014 we used $67,273 in operating activities and received $78,849 from financing activities comprised of $45,650 from the sale of our common stock and $33,199 from proceeds from loans payable. We did not engage in any investing activities over the same period.

For the next 12 months beginning March 2014 we intend to:

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the period from our inception on April 2, 2012 to February 28, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2014, our company has no potentially dilutive securities outstanding.

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
10.3

General Lease Agreement dated November 8, 2013 between our company, Dashen Building Hawassa and Michael Tasfaye Wuhib (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 21, 2014)

10.4	Contract Agreement dated November 25, 2013 between our company and Geoscience Consultancy PLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 21, 2014)
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Axiom Corp.
(Registrant)

Date: April 21, 2014	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)