Form 10-Q
period 2014-05-31
AXIOM CORP.
filed 2014-07-21
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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
56,433,333 common shares issued and outstanding as of July 17, 2014.

AXIOM CORP.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

(A Development Stage Company)

May 31, 2014

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

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31, 2014 (Unaudited)	August 31, 2013
ASSETS

Current Assets

Cash	$ 1,020	$ 829
Restricted Cash	8,010	–

Total Assets	$ 9,030	$ 829

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	10,773	11,649
Due to related party (Note 3)	845	846
Loans payable (Note 4)	50,468	3,019

Total Liabilities	62,086	15,514

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Deficit accumulated during the development stage	(98,706)	(60,335)

Total Stockholders’ Deficit	(53,056)	(14,685)

Total Liabilities and Stockholders’ Deficit	$ 9,030	$ 829

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013	For the Period From April 2, 2012 (Date of Inception) To May 31, 2014

Expenses

General and administrative	$ 12,601	$ 37,492	$ 36,668	$ 51,244	$ 96,943

Loss Before Other Expense	12,601	37,492	36,668	51,244	96,943

Other expense

Interest expense	1,010	–	1,703	–	1,763

Net Loss	$ (13,611)	$ (37,492)	$ (38,371)	$ (51,244)	$ (98,706)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,000	56,433,000	56,433,000	56,433,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013	For the Period From April 2, 2012 (Date of Inception) to May 31, 2014

Cash Flows from Operating Activities

Net loss	$ (38,371)	$ (51,244)	$ (98,706)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party, net of repayments	(1)	56	845
Expenses paid by a third party	14,250	-	17,269
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	(876)	7,219	10,773

Net Cash Used In Operating Activities	(24,998)	(43,969)	(69,819)

Cash Flows from Financing Activities

Proceeds from notes payable	33,199	–	33,199
Proceeds from the issuance of common stock	–	–	45,650

Net Cash Provided by Financing Activities	33,199	–	78,849

Increase (Decrease) in Cash	8,201	(43,969)	9,030

Cash - Beginning of Period	829	44,788	–

Cash - End of Period	$ 9,030	$ 819	$ 9,030

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2014, the Company has incurred losses totalling $98,706 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)       Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2014 and 2013, the Company had no potentially dilutive securities outstanding.

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

3.     Related Party Transactions

As of May 31, 2014, the Company owes the sole director of the Company $845 (August 31, 2013 - $846) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the nine months ended May 31, 2014, expenses of $1,035 were incurred on behalf of the Company by a related party and the Company repaid $1,026 during the period.

4.     Loan payable

On August 1, 2013, the Company entered into a line of credit agreement with a third party, enabling the Company to borrow up to $85,000, at 8% per annum, with principal and interest due on August 12, 2014. During the nine months ended May 31, 2014, the third party agreed to increase the maximum principal amount to $85,000. As at May 31, 2014, the amount outstanding under this line of credit was $50,468, with accrued interest of $1,743.

Axiom Corp. and Subsidiary

(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.     Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the nine months ended May 31, 2014.

6.     Commitments

On November 8, 2013, the Company entered into a one year office lease agreement in Ethiopia and agreed to pay rent of $313 (Birr 5,985) per month. The Company also agreed to pay a deposit equal to the initial 6 months rent of $1,876 (Birr 35,910) upon signing of the agreement. At May 31, 2014, the deposit had not yet been paid.

On November 25, 2013, the Company entered into a contract agreement in with a company in Ethiopia. The contractors agreed to prepare an exploration work program on potash to be submitted to the Ministry on Mines. The Company agreed to pay $2,035 (Birr 38,950) upon commencement of the work program and a second payment of $2,035 (Birr 38,950) at the submission of the program. At May 31, 2014, the work program had not yet commenced and no related payments had been made.

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan, Ethiopian, and South Sudanese governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the Northern Corridor) have been a step in the right direction, but further changes need to follow and are expected to be implemented later in 2014.

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

July 2014 to November 2014

•         Determine if our company wishes to obtain a geologist’s report and to acquire the prospective potash claims;

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

Results of Operations

Results of Operations for the Three and Nine Month Periods Ended May 31, 2014.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended May 31, 2014 which are included herein.

Our operating results for three and nine month periods ended May 31, 2014 are summarized as follows:

							Period from
	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended	April 2, 2012 (Inception) to
	May 31,		May 31,	May 31,		May 31,	May 31,
	2014		2013	2014		2013	2014
General and administrative	$12,601		$37,492	$36,668		$51,244	$96,943
Interest expense	$1,010	$	Nil	$1,703	$	Nil	$1,763
Net Loss	$(13,611)		$(37,492)	$(38,371)		$(51,244)	$(98,706)

General and administrative expenses for the three month period ended May 31, 2014 were $12,601 compared with $37,492 for the three month period ended May 31, 2013. The decrease of $24,891 in general and administrative expenses resulted primarily from a decrease in legal expenses of approximately $6,000 and a decrease in transfer agent and filing fees of approximately $18,000. General and administrative expenses for the nine month period ended May 31, 2014 were $36,668 compared with $51,244 for the nine month period ended May 31, 2013. The decrease of $14,576 in general and administrative expenses resulted primarily from a decrease in legal expenses of approximately $8,000 and a decrease in transfer agent and filing fees of approximately $11,000, offset by an increase in other miscellaneous expenses of approximately $4,500. Our general and administrative expenses from inception to May 31, 2014 totaled $96,943 comprised of professional fees for our incorporation, transfer agent and filing fees and bank charges. Our net loss since inception is $98,706.

Liquidity and Capital Resources

Working Capital

	At	At
	May 31,	August 31,
	2014	2013
Current Assets	$9,030	$829
Current Liabilities	$62,086	$15,514
Working Capital	$(53,056)	$(14,685)

Cash Flows

	Nine Months Ended		Nine Months Ended	April 2, 2012 (Inception) to
	May 31,		May 31,	May 31,
	2014		2013	2014
Net Cash (Used In)Provided by Operating Activities	$(24,998)		$(43,969)	$(69,819)
Net Cash (Used In)Provided by Financing Activities	$33,199	$	Nil	$78,849
Increase (Decrease) in Cash	$8,201		$(43,969)	$9,030

We are a development stage company with a limited operating history. From our inception on April 2, 2012 to May 31, 2014 we did not generate any revenues. As of May 31, 2014 we had total assets of $9,030 of which $1,020 was cash and $8,010 was restricted cash, total liabilities of $62,086, and an accumulated deficit of $98,706. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

From our inception on April 2, 2012 to May 31, 2014 we used $69,819 in operating activities and received $78,849 from financing activities comprised of $45,650 from the sale of our common stock and $33,199 from proceeds from notes payable. We did not engage in any investing activities over the same period.

For the next 12 months beginning June 2014 we intend to:

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the period from our inception on April 2, 2012 to May 31, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Our company has funds in a bank account in Ethiopia, which is restricted until our company receives a business license in Ethiopia.

Financial Instruments

Our company’s financial instruments consist principally of cash, accounts payable, related party payables and loan payable. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2014 and 2013, our company had no potentially dilutive securities outstanding.

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

Axiom Corp.
(Registrant)

Date: July 21, 2014	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)