Form 10-K
period 2014-08-31
AXIOM CORP.
filed 2014-12-15
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	August 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-186078

AXIOM CORP.
(Exact name of registrant as specified in its charter)

Colorado	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+254-736-521567

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2014 was $6,494,943.25 based on a $0.41 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
56,433,333 common shares as of December 1, 2014.

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

Recent Developments

We have established an office located in Nairobi, Kenya and have commenced operations seeking opportunities to develop infrastructure projects in East Africa. We have not found a qualified person to act as our field manager and are actively looking to hire a field manager in Kenya. We are also actively seeking opportunities for infrastructure projects to bid on in Kenya, Uganda, Ethiopia, and South Sudan. We had previously hired a field manager who was responsible for maintaining the existing relationships that have been established in South Sudan and Ethiopia. However, our company has since lost this field manager and is seeking a replacement.  The field manager’s duties will be to assist our chief executive officer and director, Kranti Kumar Kotni, to liaise and coordinate with the various ministries in complying with their individual policies and procedures and negotiate and enter into project contracts. The field manager will also be responsible for obtaining quotes for services from various construction companies and providing them with project specifications in order to facilitate the quotes for a given project. Currently, we are in private discussions with various ministries in the Republic of South Sudan about outlying projects that are a priority for the South Sudanese government. The current projects that are being discussed relate to the re-habilitation of airports, construction of new hospitals and schools, building sea ports, and road works. These projects are in the initial discussion phases and are not yet at the bid tendering phase.  Our company faced delays due to the political instabilities and an attempted coup d'état of the democratically elected party and ceased any further discussions until things stabilize.  In addition, our company was exploring the opportunity in Ethiopia for potash exploration which would have also included the build out of infrastructure of roads and a small railway for transporting raw materials.  Our company has not completely abandoned this project regardless of losing its local representative.

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

On September 17, 2013, we hired Michael Tesfaye Wuhib as our field manager in Ethiopia, who we appointed as our vice president. As a result, we have obtained local licenses and permits to be able to operate in the Republic of Ethiopia. On March 7, 2014, Michael Tesfaye resigned as our vice president and field manager.  This resignation was not the result of any disagreement with our company.

On November 8, 2013, we entered into a general lease agreement for an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia. We pay 5,895 Birr (US$317.00) per month rent for this office. The initial lease is for a period of one year.  As at November 30, 2013, half of the deposit was paid. The term of the lease expired in November 2014 and our company did not renew the lease.

At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby our company will look at exploring for potash which is used as a fundamental component for fertilizer. Along with potential exploration of potash our company will also look at the opportunity to build out infrastructure of roads and a small railway for transporting raw materials. In order to better understand the opportunity of potash, our company has retained the local expertise of Geoscience Consultancy PLC of Ethiopia, who will better outline the feasibility of exploring for potash in this region. Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.  Since the date of this report we have not successfully been awarded any projects.

On November 25, 2013, we entered into a contracting agreement with Geoscience Consultancy PLC, pursuant to which Geoscience has prepared the exploration work program on potash which has been submitted to the Ethiopia Ministry of Mines and the environmental impact assessment work program and shall be responsible for all necessary permits, licenses and authorizations required from any authorities to perform their services. Under the terms of the agreement our company will pay 50% or 38,950 Birr (US$2,500) at the commencement of work and the remaining 50% upon the submission of the proposal to the Ministry of Mines. Our company continues to wait for approval and the granting of its claims from the Ministry of Mines.

Our president continues to evaluate opportunities that will increase shareholder value, this currently includes at looking at opportunities from India.

Our Current Business

Our company is an infrastructure company based in the eastern African markets of Uganda, South Sudan, and Kenya. We are now also pursuing opportunities in Ethiopia as well. Our company established operations in Nairobi, Kenya, where our head office is located, in April 2012. We plan to bid on infrastructure development projects such as building schools, hospitals, bridges, roads and social housing in those markets, among other major projects that will help revive these emerging markets. One of the most talked about aspects of the global financial crisis has been the resilience shown by emerging economies, especially markets in the Eastern African Region. These economies’ competence to considerably shield themselves from external influences has resulted from strong domestic markets respectively and solid performances by the infrastructure industry led by some of the established as well as rapidly emerging companies. Our company plans to avail itself of the opportunities for infrastructure development in these emerging markets.

Our company intends to be an efficient and well-funded infrastructure company focusing on the construction of roads, schools, hospitals and social housing. Other projects that our company intends to partake in include Internet wiring, infrastructure for mining operations, cellular phone tower construction and other civil engineering construction and renovation.

To date we have experienced limited operations in the start-up phase, we have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and relied upon the sale of our securities or advances to fund our operations. Our business in the eastern African nations of Uganda, South Sudan, Kenya, and Ethiopia, will be carried out through our wholly owned subsidiary, Acton Holdings Limited. We have not yet secured the rights to develop any infrastructure projects and there can be no assurance that we will be able to do so in the future.

On September 17, 2013, we hired Michael Tesfaye Wuhib as our field manager in Ethiopia, who was appointed as our vice president. As a result, we obtained local licenses and permits to be able to operate in the Republic of Ethiopia. In addition, we have contracted an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia. At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby if our company is granted mining rights from the Ministry of Mines our company will look at exploring for potash which is used as a fundamental component for fertilizer. In order to better understand the opportunity of potash, our company has retained the local expertise of geoscientists who will better outline the feasibility of exploring for potash in this region.  We continue to wait for the granting of mineral rights from the Ministry of Mines of Ethiopia.  Mr. Wuhib resigned as our vice president and field manager on March 7, 2014.  Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

Our company plans to ambitiously target the construction of major infrastructure developments in Eastern Africa. We plan to begin bidding on government contracts for the construction of road networks that connect metropolitan and urban areas throughout the three nations of Kenya, Uganda, and Ethiopia.  Our plan within the next five years is to heavily link these three nations together, as well as connecting urban areas to less populated areas within these three nations. As further described below, there is an immediate need for infrastructure improvements in the four East African nations of Uganda, South Sudan, Ethiopia, and Kenya. Recent international aid and government spending in these countries is currently focused on infrastructure improvements. The governments of these three nations have all pledged to improve the region’s critical infrastructure, especially with regards to roads and transport logistics, in the coming years.

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

It has come to the attention of government leaders that the status quo is unsustainable and that changes will be made with increased tax revenue that the Kenyan, Ugandan, Ethiopian, and South Sudanese governments have recently seen due to the region’s economic surge. Development of the region’s large highway corridors (such as the Northern Corridor) have been a step in the right direction, but further changes need to follow and are expected to be implemented in 2015.

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

Sales and Marketing

Our marketing plan is to use our networks to build infrastructure projects in East Africa with a focus on Kenya, Uganda, South Sudan, and now Ethiopia.

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

Purchase of Significant Equipment

We expect to spend $20,000 to purchase fixed assets in the form of equipment to be used for project development purposes over the twelve months ending August 31, 2015.

Consulting and Development

From our inception on April 2, 2012 to August 31, 2014, we incurred $5,000 in consulting fees with Geoscience Consultancy PLC. We anticipate that we will incur consulting and development expenses of approximately $75,000 over the next 12 months if we are successful in obtaining the amount of financing we require. As we are based in Nairobi, Kenya, we will incur expenses related traveling (such as airline tickets, hotel accommodations, daily transportation and meals) as our focus is currently on projects in South Sudan. We also plan to spend approximately $50,000 on sales and marketing efforts and to hire two additional development consultants on a full-time basis to serve in similar roles that Century Pillar provides us but for in each of Uganda and Kenya. Specifically, we intend to contract the additional development consultants in each of Uganda, Kenya, and now Ethiopia to provide our company with local agency services, advice, services and information required for the business activities of our company, efforts to liaise with the governments and assistance in negotiations.

Intellectual Property

We do not currently have any intellectual property, other than our domain name and website, www.axiomstructure.com.

Employees and Consultants

As of the date of this annual report, our only employee is our president and director, Kranti Kumar Kotni.

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

Research and Development

We did not incur any significant research and development expenses during the year ended August 31, 2014.

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

Our sole officer and director, Kranti Kumar Kotni, lacks public company experience and does not possess a sophisticated knowledge of the requirements of United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Kotni has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Because our sole officer and director have no experience or training in the field of construction, our business has a higher risk of failure.

Our sole officer and director Kranti Kumar Kotni, does not have experience or training in the field of infrastructure development or construction management. Because of this lack of experience there is a risk that some of the strategic or operational factors needed to achieve our business milestones may be overlooked or mismanaged. If we are unable to achieve business milestones required to secure and execute construction contracts, or to otherwise develop and sustain our business, our business could fail or require additional financing beyond our current budget.

Our sole officer and director has other time commitments that will prevent him from devoting his full-time to our operations, which may affect our operations.

Because our sole officer and director, Kranti Kumar Kotni, who is currently responsible for our business activities devotes approximately 20 hours a week to the operation and management of our company, the implementation of our business plans may be impeded or could cause business failure. Unforeseen events may cause this amount of time to become even less. Mr. Kotni has other obligations and time commitments, which may slow our operations and impact our financial results. Additionally, when Mr. Kotni becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all.

We will need additional capital to fully implement our business plan, and we may not be able to commence full operations unless sufficient funds are raised, which could cause us to scale back our proposed plans or discontinue our operations.

We will require significant expenditures of capital in order to begin our full operations in the infrastructure industry. We estimate that we will need financing of approximately $460,000 to carry out our business plan requiring expenditures of approximately $460,000 for the next 12 months. We had cash of $8,659 and working capital deficit of $60,183 as of August 31, 2014. We plan to obtain the necessary additional funds from the sale of our securities or advances, if required. Future financings through equity investments are likely to be dilutive to existing shareholders. There can be no assurance that we will obtain the financing required, or at all. If we are not able to obtain the necessary additional financing, we may be forced to scale back our business plan, which could materially adversely affect our revenues, or we may be forced to cease operations altogether. In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate the project. We will try and obtain such advances for projects as capital used to implement our business plan. In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate the project. We will try and obtain such advances for projects and apply it toward the capital required to implement our business plan.

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

We were organized on April 2, 2012 and have recently commenced operations, which makes an evaluation of us difficult. At this stage of our business operations, even with our good faith efforts, we may never establish sustained operations, generate any significant amount of revenues or become profitable, thus potential investors have a high probability of losing their investment.

We were incorporated on April 2, 2012 as a Colorado corporation. We have: (i) generated no revenues, (ii) a deficit of $60,183, and (iii) incurred a net loss of $45,498 for the year ended August 31, 2014. We have been focused on organizational and start-up activities, the development of our business plan, and general business activities with respect to our planned area of business, which we began pursuing in August 2012 when we established an office in Kenya and began seeking out a suitable infrastructure development project. There is nothing at this time on which to base an assumption that we will establish our business operations, begin generating revenue or ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise sufficient working capital to fund our operations, whether there is sustained demand for our services, the level of competition in the industry in which we operate and our ability to attract and maintain key management and employees.

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

The auditor report included with our financial statements for the period from inception to August 31, 2014 contains a going concern opinion, which reflects that our ability to continue as a going concern is dependent upon our ability to establish our operations and begin generating revenues, or obtain additional sources of capital or borrowings to fund our operations until we are able to generate revenue. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We lack an operating history and have nominal losses, which we expect to grow and continue into the future. There is no assurance that our future operations will result in revenues or profits. If we cannot generate sufficient revenues to operate profitably, we may have to suspend or cease activities.

We were incorporated on April 2, 2012 and have started implementing our business plan to operate in the infrastructure industry in the emerging markets of Uganda, South Sudan and Kenya. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the year ended August 31, 2014 was $45,498. Our ability to begin generating revenues and positive cash flow is dependent upon our ability to attract customers who will retain us to provide infrastructure project development services.

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

Due to the timing of the payments for projects from our future customers, we may be required to fund the expenses that are related to projects that we undertake from our working capital. In some cases, grants or pre-payments are made to infrastructure companies by advance payments from governments and banks to initiate a project. We will try and obtain such advances to fund initial work on projects to the extent possible. If we are unable to obtain advances from governments or banks, we plan to generate working capital to fund the initial work on projects by selling equity, borrowing from our founder and borrowing from commercial banks. As of the filing of this report, there are no written or oral agreements with our founder to borrow any funds. Since the financial crisis began in 2008, the availability of commercial bank financing has been severely limited. If we cannot obtain commercial credit financing, we may not have sufficient working capital to timely construct or complete the projects we undertake. Any delay in the completion of our projects will delay installment payments from any of our future customers. In addition, if we do not have sufficient working capital, we may not be able to accept new projects. We are pursuing various forms of government-backed sovereign guarantees, and funding programs from various non-governmental organizations (or NGO’s), the International Monetary Foundation, the United Nations, and the World Bank, and we are also considering pursuing other financing arrangements in order to establish our business; however, there is no such financing in place at this time and the unavailability of such financing could have an adverse effect on our ability to generate revenues and become profitable.

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

The success of our business will depend on the management skills of our sole officer and director, Mr. Kranti Kumar, and the relationships he establishes with business contacts in the East African nations of Uganda, South Sudan, Ethiopia, and Kenya. We rely heavily on our sole officer and director for his work in the countries in which we plan to operate, to provide services and to continue to cultivate business development. It would be difficult to replace our sole officer and director at such an early stage of our development. Our business could be materially adversely affected if our sole officer and director were to leave and if we were unable to retain a qualified replacement. The loss of the services of Mr. Kumar would impair our ability to establish any future and sustain our operations and achieve our planned objectives. In addition, we do not currently have key person insurance for Mr. Kumar.

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

Our business assets and our sole officer and director are located in Kenya. Consequently, if you are a U.S. investor it may be difficult for you to affect service of process on our sole officer and director within the United States or enforce a civil judgment of a U.S. court in Kenya or the other nations in which we intend to conduct our operations, Uganda, Ethiopia, and South Sudan. There is also substantial doubt whether an original action predicated solely upon civil liability may successfully be brought in Kenya, Uganda, Ethiopia, or South Sudan against our sole officer and director or against our business assets. As a result, you may not be able to recover damages as compensation for a decline in the value of your investment.

Because our president and sole director, Mr. Kotni, owns more than 53% of our issued and outstanding common stock, he retains control of us and will be able to elect our directors. You may therefore be unable to remove him as a director, which could prevent us from becoming profitable.

Mr. Kranti Kumar, our president and director, has sole ownership of and control over 30,000,000 common shares in our authorized capital, which is approximately 53% of our issued and outstanding common stock. Mr. Kumar is not registering any of his shareholdings for resale under this registration statement and will retain his 53% ownership interest irrespective of any resale hereunder.

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

We are currently in the process of reviewing and evaluating our internal controls. We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 2.           Properties

Our executive office is located at Enterprise Road, Industrial Area, P.O. Box 49000-00100, Nairobi, Kenya. This office is being provided to us by our president and is approximately 600 square feet in size. This is the office of our subsidiary, Acton, which carries out our business in the eastern African nations of Uganda, South Sudan, Ethiopia and Kenya. As of the date of this annual report we had not entered into any lease agreement for this office, and we do not plan to recognize any rent expenses for it. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

On November 8, 2013, we entered into a one year office lease agreement for office space at Dashen Building Hawassa / Nationality Ethiopian/ Address: S.S. N/P/Hawassa City Kebele 4 Office No., Addis Ababa for establishing a local presence and local operations in order to look at opportunities in Ethiopia and agreed to pay rent of $317 (Birr 5,985) per month. We also agreed to pay a deposit equal to the initial 6 months’ rent of $1,902 (Birr 35,910) upon signing of the agreement. As at November 30, 2013, half of the deposit was paid. The term of the lease expired in November 2014 and our company did not renew the lease.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCQB of the OTC Markets Group.  Our common stock has been quoted on the OTCQB since June 18, 2013 under the symbol “AXMM”.

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

The first trade of our shares was on November 14, 2013.

OTCBB(1)
Quarter Ended	High	Low
August 31, 2014(2)	$0.45	$0.45
May 31, 2014	$0.45	$0.45
February 28, 2014	$0.41	$0.05
November 30, 2013	$0.05	$0.05

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Holders

As of December 1, 2014, there were 28 holders of record of our common stock. As of such date, 56,433,333 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We did not have any equity compensation plans as of our fiscal year ended August 31, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2014.

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

Results of Operations for the Year Ended August 31, 2014 and 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended August 31, 2014 which are included herein.

Our operating results for years ended August 31, 2014 and 2013 are summarized as follows:

	Year Ended August 31, 2014	Year Ended August 31, 2013
General and administrative	$42,777	$58,708
Interest expense	$2,721	60
Net loss	$(45,498)	$(58,768)

Our expenses for the year ended August 31, 2014 totaled $45,498. Our expenses for the year ended August 31, 2013 totaled $58,768. Expenses were mainly comprised of professional fees for our incorporation, transfer agent and filing fees, bank charges and interest expense. Our net loss for the year ended August 31, 2014 was $45,498.

Liquidity and Capital Resources

Working Capital
	At	At
	August 31,	August 31,
	2014	2013
Current Assets	$8,659	$829
Current Liabilities	$68,842	$15,514
Working Capital	$(60,183)	$(14,685)

Cash Flows
	Year Ended	Year Ended
	August 31,	August 31,
	2014	2013
Net Cash Used In Operating Activities	$(24,343)	$(46,978)
Net Cash Provided by Financing Activities	$32,173	$3,019
Increase (Decrease) in Cash	$7,830	$(43,959)

We have a limited operating history. For the year ended August 31, 2014, we did not generate any revenues. As of August 31, 2014 we had total assets of $8,659 all of which consisted of cash, total liabilities of $68,842, and a working capital deficit of $60,183. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan, Ethiopia, and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

For the year ended August 31, 2014 we used $24,343 in operating activities and received $32,173 from financing activities of all of which was comprised of proceeds from loans payable offset by payments to related parties.

We did not engage in any investing activities over the same period.

For the next 12 months beginning September 1, 2014 we intend to:

•         continue to establish our operations;

•         we will begin looking at opportunities in the country of Ethiopia

•         seek out and evaluate potential infrastructure development projects of interest to our management team in the Eastern Africa nations of South Sudan, Uganda, Ethiopia and Kenya;

•         retain employees when and as needed to support our operations; and

•         acquire machinery, equipment, materials and supplies if and when we begin work on an infrastructure project.

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

Future Financings

We have not generated any revenues, have achieved losses since our inception, and currently rely upon the sale of our securities, or potentially debt financing in the future if available, to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future, and we are dependent upon obtaining outside financing to carry out our operations. Our financial statements for the year ended August 31, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Plan of Operation

We are beginning to commence full operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months will be approximately $460,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

December 2014 to June 2015

•         Determine if our company wishes to continue to wait for Ethiopian Ministry of Mines to grant our company prospective potash claims;

•         Seek another field manager to assist our president;

•         Seek other infrastructure opportunities in Ethiopia;

•         Seek out other agriculture and agro businesses;

•         Design marketing materials;

•         Market our services to our various government contacts;

•         Hire personnel to market our services; and

•         Complete certain asset purchases and set up inter-company satellite offices.

July 2015 to November 2015

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

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $45,498 for the year ended August 31, 2014 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. In prior years, our company had funds in a bank account in Ethiopia, which were designated as a minimum amount of liquid capital available while our company applied for a business license in Ethiopia. Our company is no longer pursuing this license and accordingly, these funds have not been segregated from Cash and Cash Equivalents at August 31, 2014.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2014, our company has no potentially dilutive securities outstanding.

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

Recent Accounting Pronouncements

During the year ended August 31, 2014, our company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows our company to remove the inception-to-date information and all references to development stage.

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

Item 8.           Financial Statements and Supplementary Data

Axiom Corp. and Subsidiary

August 31, 2014

                                                                                                                                                                                                     Index

Report of Independent Registered Public Accounting Firm ...............................................................................................F–1

Consolidated Balance Sheets................................................................................................................................................... F–2

Consolidated Statements of Operations................................................................................................................................. F–3

Consolidated Statement of Stockholders’ Deficit ................................................................................................................ F–4

Consolidated Statements of Cash Flows................................................................................................................................ F–5

Notes to the Consolidated Financial Statements.................................................................................................................. F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Axiom Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Axiom Corp. and Subsidiary (the Company) as of August 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Corp. and Subsidiary as of August 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses and no revenues as of August 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

December 8, 2014

Axiom Corp. and Subsidiary

Consolidated Balance Sheets

	August 31, 2014	August 31, 2013

ASSETS

Current Assets

Cash	$ 8,659	$ 829

Total Current Assets	8.659	829

Total Assets	$ 8,659	$ 829

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	16,140	11,649
Due to related party	834	846
Loans payable	51,868	3,019

Total Current Liabilities	68,842	15,514

Total Liabilities	68,842	15,514

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Accumulated Deficit	(105,833)	(60,335)

Total Stockholders’ Deficit	(60,183)	(14,685)

Total Liabilities and Stockholders’ Deficit	$ 8,659	$ 829

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended August 31, 2014	For the Year Ended August 31, 2013

Expenses

General and administrative	$ 42,777	$ 58,708

Loss Before Other Expense	42,777	58,708

Other expense

Interest expense	2,721	60

Net Loss	$ (45,498)	$ (58,768)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding-Basic and Diluted	56,433,333	56,433,333

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statement of Stockholders’ Deficit

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – September 1, 2012	56,433,333	$ 564	$ 45,086	$ (1,567)	$ 44,083

Net loss for the year	–	–	–	(58,768)	(58,768)

Balance – August 31, 2013	56,433,333	$ 564	$ 45,086	$ (60,335)	$ (14,685)

Net loss for the year	–	–	–	(45,498)	(45,498)

Balance – August 31, 2014	56,433,333	$ 564	$ 45,086	$ (105,833)	$ (60,183)

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended August 31, 2014	For the Year Ended August 31, 2013

Cash Flows from Operating Activities

Net loss	$ (45,498)	$ (58,768)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	1,014	141
Expenses paid by a third party	15,650	–
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	4,491	11,649

Net Cash Used In Operating Activities	(24,343)	(46,978)

Cash Flows from Financing Activities

Proceeds from notes payable	33,199	–
Payments to related parties	(1,026)
Proceeds from the issuance of common stock	–	3,019

Net Cash Provided by Financing Activities	32,173	3,019

Increase (Decrease) in Cash	7,830	(43,959)

Cash - Beginning of Period	829	44,788

Cash - End of Period	$ 8,659	$ 829

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2014, the Company has incurred losses totalling $105,833 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to meet its cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. The Company decided to become a reporting company to be better equipped to raise capital by providing transparency to the public about our operations and development. The Company currently does not have any arrangements in place to complete any additional private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it.

If the Company is not able to raise the funds necessary to implement its business plan as anticipated, it will scale back its business development in line with available capital. The Company’s main priority will be to retain its reporting status with the Securities and Exchange Commission which means that it will first ensure that it has sufficient capital to cover its legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing the Company is able to secure, the Company will focus on securing infrastructure projects, marketing and advertising its services, and paying consulting and management fees. The Company will likely not expend funds on the remainder of its planned activities unless it has the required capital.

If the Company is able to raise the required funds to fully implement its business plan, it plans to implement the business actions in the order provided below. If the Company is not able to raise all required funds, it will prioritize its corporate activities as chronologically laid out below because the activities that need to be undertaken in the Company’s initial months of operations are prerequisites for its planned future operations. The Company anticipates that the implementation of its business will occur as follows:

December 2014 to June 2015

•         Determine if the Company wishes to continue to wait for Ethiopian Ministry of Mines to grant the Company prospective potash claims;

•         Seek another field manager to assist the Company’s president;

•         Seek other infrastructure opportunities in Ethiopia;

•         Seek out other agriculture and agro businesses;

•         Design marketing materials;

•         Market the Company’s services to its various government contacts;

•         Hire personnel to market its services; and

•         Complete certain asset purchases and set up inter-company satellite offices.

July 2015 to November 2015

•         Review opportunities with the various governments;

•         Establish additional local offices in the region;

•         Establish a partnership or strategic relationship with another infrastructure development company; and

•         Look at other markets for any opportunities.

Axiom Corp. and Subsidiary
Notes to the Consolidated Financial Statements

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

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. In prior years, the Company had funds in a bank account in Ethiopia, which were designated as a minimum amount of liquid capital available while the Company applied for a business license in Ethiopia. The Company is no longer pursuing this license and accordingly, these funds have not been segregated from Cash and Cash Equivalents at August 31, 2014.

e)       Financial Instruments

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

Axiom Corp. and Subsidiary
Notes to the Consolidated Financial Statements

2.       Summary of Significant Accounting Policies (continued)

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At August 31, 2014, the Company has no potentially dilutive securities outstanding.

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

i)         Recent Accounting Pronouncements

During the year ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Related Party Transactions

As of August 31, 2014, the Company owes the sole director of the Company $834 (2013 - $846) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the year ended August 31, 2014, expenses of $1,014 (net of foreign exchange adjustment) were incurred on behalf of the Company by the former Vice President of the Company and the Company repaid $1,026 during the period.

4.       Loan payable

On August 1, 2013, the Company entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During the year ended August 31, 2014, the third party agreed to increase the maximum principal amount to $85,000. As at August 31, 2014, the amount outstanding under this line of credit was $51,868, with accrued interest of $2,762.

Axiom Corp. and Subsidiary
Notes to the Consolidated Financial Statements

5.       Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the years ended August 31, 2014 and 2013.

6.       Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2014	August 31, 2013

Income tax benefit computed at statutory rate	$15,469	$19,981

Change in valuation allowance	(15,469)	(19,981)

Provision for income taxes	$–	$–

Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assumed it is more likely than not it will utilize the losses carried forward in future years. Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2014 and 2013 after applying enacted corporate income tax rates, are as follows:

Deferred income tax assets	August 31, 2014	August 31, 2013

Net operating losses	$35,983	$20,514

Valuation allowance	(35,983)	(20,514)

Net deferred income tax asset	$–	$–

At August 31, 2014, the Company has net operating loss carry-forwards of $105,833 which expire commencing in 2032.

As of August 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended August  31, 2014 and 2013, and no interest or penalties have been accrued as of August  31, 2014 and 2013. As of August  31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012  and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based upon the evaluation of our disclosure controls and procedures as of August 31, 2014, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of August 31, 2014.

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

Item 9B.        Other Information

On September 17, 2013, we hired Michael Tesfaye Wuhib as our field manager in Ethiopia. Concurrently, on September 17, 2013, we also appointed Mr. Wuhib as our vice president.  On March 7, 2014, Michael Tesfaye resigned as our vice president and field manager.  This resignation was not the result of any disagreement with our company.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our officers and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

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

Director Nominees

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. Our c company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

(a)           our principal executive officer;

(b)           each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and 2013; and

(c)           up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2014 and 2013;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Kranti Kumar Kotni(2) Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil
Michael Tesfaye Wuhib(3) Vice President	2014 2013	Nil 5,000	Nil N/A	Nil 5,000

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

(3)     Michael Tesfaye Wuhib has acted as our vice president from September 17, 2013 to March 7, 2014

Option Grants and SARs

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 1, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Kranti Kumar Kotni (2) Enterprise Road, Industrial Area PO Box 49000-00100 Nairobi, Kenya	30,000,000 Common Shares	53.16%
Directors and Executive Officers as a Group	30,000,000 Common Shares	53.16%

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 1, 2014. As of December 1, 2014, there were 56,433,333 shares of our company’s common stock issued and outstanding.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Kranti Kumar Kotni. We have determined that our sole director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2014 and for the fiscal year ended August 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	August 31, 2014 $	August 31, 2013 $
Audit Fees	9,500	8,775
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	9,500	8,775

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

10.4	Contract Agreement dated November 25, 2013 between our company and Geoscience Consultancy PLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 21, 2014)
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM CORP.
(Registrant)
Dated: December 15, 2014	/s/ Kranti Kumar Kotni
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

Dated: December 15, 2014	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)