Form 10-Q
period 2014-11-30
AXIOM CORP.
filed 2015-01-20
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			November 30, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Enterprise Road, Industrial Area, PO Box 49000-00100, Nairobi, Kenya				N/A
(Address of principal executive offices)				(Zip Code)
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
56,433,333 common shares issued and outstanding as of January 12, 2015.

AXIOM CORP.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Axiom Corp. and Subsidiary

November 30, 2014

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

Axiom Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS

Current Assets

Cash	$ 822	$ 8,659

Total Assets	$ 822	$ 8,659

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	19,235	16,140
Due to related party	824	834
Loans payable	59,868	51,868

Total Liabilities	79,927	68,842

Commitments and Contingencies	–	–

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Accumulated deficit	(124,755)	(105,833)

Total Stockholders’ Deficit	(79,105)	(60,183)

Total Liabilities and Stockholders’ Deficit	$ 822	$ 8,659

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013

Expenses

General and administrative	$ 17,770	$ 9,340

Loss Before Other Expense	17,770	9,340

Other expense

Interest expense	1,152	60

Net Loss	$ (18,922)	$ (9,400)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding-Basic and Diluted	56,433,333	56,433,333

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013

Cash Flows from Operating Activities

Net loss	$ (18,922)	$ (9,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	-	533
Expenses paid by a third party	8,000	1,500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	3,085	7,367

Net Cash Used In Operating Activities	(7,837)	–

Decrease in Cash	(7,837)	–

Cash - Beginning of Period	8,659	829

Cash - End of Period	$ 822	$ 829

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Axiom Corp. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Uaudited)

1.       Nature of Business and Going Concern

Axiom Corp. (the “Company”) was incorporated in the State of Colorado on April 2, 2012. The Company’s planned principal business is the construction of major infrastructure developments, including roads, schools, hospitals and social housing, in eastern African markets of Kenya, Uganda and South Sudan.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2014, the Company has incurred losses totalling $124,755 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Axiom Corp. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Uaudited)

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

c)       Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's August 31, 2014 report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2014, have been omitted.

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

e)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. In prior years, the Company had funds in a bank account in Ethiopia, which were designated as a minimum amount of liquid capital available while the Company applied for a business license in Ethiopia. As of November 30, 2014, the Company is no longer pursuing this license and accordingly, these funds have been used to pay a former officer of the Company for services provided.

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

Axiom Corp. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
(Uaudited)

2.     Summary of Significant Accounting Policies (continued)

g)       Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At November 30, 2014 and 2013, the Company has no potentially dilutive securities outstanding.

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

3.       Related Party Transactions

As of November 30, 2014, the Company owes the sole director of the Company $824 (August 31, 2014 - $834) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the three months ended November 30, 2014, expenses of $nil (2013 - $533) were incurred on behalf of the Company by related parties.

4.       Loan payable

On August 1, 2013, the Company entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During the year ended August 31, 2014, the third party agreed to increase the maximum principal amount to $85,000. As at November 30, 2014, the amount outstanding under this line of credit was $59,868 (August 31, 2014 - $51,868), with accrued interest of $3,914 (August 31, 2014 - $2,762).

5.       Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the three months ended November 30, 2014 and 2013.

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

Through the efforts of our former field manager and vice president, Michael Tesfaye Wuhib, we have obtained local licenses and permits to be able to operate in the Republic of Ethiopia.

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

At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby our company will look at exploring for potash which is used as a fundamental component for fertilizer. Along with potential exploration of potash our company will also look at the opportunity to build out infrastructure of roads and a small railway for transporting raw materials. In order to better understand the opportunity of potash, our company retained the local expertise of Geoscience Consultancy PLC of Ethiopia, who will better outline the feasibility of exploring for potash in this region. Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract. Since the date of this report we have not successfully been awarded any projects.

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

Through the efforts of our former field manager and vice president, Michael Tesfaye Wuhib, we obtained local licenses and permits to be able to operate in the Republic of Ethiopia. In addition, we had contracted an office for establishing a local presence and local operations in order to look at opportunities in Ethiopia. This office lease in Ethiopia has now expired, we do not currently have an office space in Ethiopia at this time.  At present, our company is entertaining opportunities in agriculture and the agro business segment in Ethiopia, whereby if our company is granted mining rights from the Ministry of Mines our company will look at exploring for potash which is used as a fundamental component for fertilizer. In order to better understand the opportunity of potash, our company has retained the local expertise of geoscientists who will better outline the feasibility of exploring for potash in this region. We continue to wait for the granting of mineral rights from the Ministry of Mines of Ethiopia. Once these mineral rights are granted we will re-establish our office lease.  Other than Ethiopia, we will also be having discussions with individuals which we can hire as field managers in other regions to represent our company. We plan to provide additional details of the projects we are successfully awarded, taking into account the terms and conditions applicable to each contract.

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

Results of Operations

Results of Operations for the Three Month Period Ended November 30, 2014 and 2013.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended November 30, 2014 which are included herein.

Our operating results for three month period ended November 30, 2014 and 2013 are summarized as follows:

	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2014	2013
General and administrative	$17,770	$9,340
Interest expense	$1,152	$60
Net Loss	$(18,922)	$(9,400)

General and administrative expenses for the three month period ended November 30, 2014 were $17,770 compared with $9,340 for the three month period ended November 30, 2013. The increase of $8,430 in general and administrative expenses resulted primarily from an increase in expenses in our operations in Ethiopia. Our net loss for the three month period ended November 30, 2014 was $18,922.

Liquidity and Capital Resources

Working Capital

	At	At
	November 30,	August 31,
	2014	2014
Current Assets	$822	$8,659
Current Liabilities	$79,927	$68,842
Working Capital	$(79,105)	$(60,183)

Cash Flows

		Three Months Ended		Three Months Ended
		November 30,		November 30,
		2014		2013
Net Cash Used In Operating Activities		$(7,837)	$	Nil
Net Cash (Used In)Provided by Investing Activities	$	Nil	$	Nil
Net Cash (Used In)Provided by Financing Activities	$	Nil	$	Nil
Increase (Decrease) in Cash		$(7,837)	$	Nil

As of November 30, 2014 we had total assets of $822, all of which was cash, and total liabilities of $79,927. We anticipate that we will incur additional losses for the foreseeable future as we establish our business, acquire machinery, equipment and supplies, and hire employees to commence our operations and market our services in the infrastructure project industry in the eastern African markets of Uganda, South Sudan and Kenya. Our ability to generate any revenues over the next 12 months is uncertain.

For the three months ended November 30, 2014 we used $7,837 in operating activities We did not engage in any financing or investing activities over the period.

For the next 12 months beginning December 1, 2014 we intend to:

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

Going Concern

The independent auditors' report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Interim Financial Statements

The accompanying unaudited interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in our company's August 31, 2014 report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2014, have been omitted.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2014 and 2013, our company had no potentially dilutive securities outstanding.

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

10.4	Contract Agreement dated November 25, 2013 between our company and Geoscience Consultancy PLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 21, 2014)
(21)	Subsidiaries of the Registrant
21.1	Acton Holdings Limited, a Kenya company, wholly owned.
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	302 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM CORP.
(Registrant)
Date: January 20, 2015	/s/ Kranti Kumar Kotni
Kranti Kumar Kotni
President, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)