Form 10-K
period 2014-12-31
AXIOM CORP.
filed 2015-04-15
CIK 1566265

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number 000-54307

Axiom Corp.

 (Exact name of small business issuer as specified in its charter)

Colorado	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Vansickle Road, Unit 600

St. Catharines, ON

Canada L2S 0B5

(Address of principal executive offices)

(905) 646-8781

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $11,894,995 based on a $0.45 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
66,147,975 common shares as of April 15, 2015

Axiom Corp.

Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this Current Report and are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks listed under the section entitled “Risk Factors” commencing on page 8 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Axiom Corp.

PART I

Item 1.           Business

Corporate History

Axiom Corp was incorporated under the laws of the State of Colorado on April 2, 2012.  Our business office is located at 380 Vansickle Road, Unit 600, St. Catharines, ON, Canada L2S 0B5. On April 2, 2012, we appointed Kranti Kumar Kotni as our sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. During 2012, Mr. Kotni purchased 30,000,000 shares of our common stock at a price of $0.0002 per share for gross proceeds of $6,000.

On April 2, 2012, we acquired Acton Holdings Limited, a Kenyan company, which was then our wholly owned subsidiary, by acquiring the two ordinary shares of Acton that represented all of the issued and outstanding shares of Acton. As a Kenyan company is required to have at least two shareholders, one share is registered in our company’s name and the other share is held by Kranti Kumar Kotni, in trust for our company. Acton was incorporated under the laws of the Republic of Kenya on September 6, 2011 and carries on all of our business activities in Kenya. Since we were in our startup stage, Acton was predominately involved in administrative activities such as setting up bank accounts, establishing relationships with government offices and establishing our office facilities.

On February 23, 2015, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PaperNuts Corporation, a corporation established under the laws of the Province of Ontario, Canada (“PaperNuts Canada”), the shareholders of PaperNuts Canada (the “PaperNuts Canada Shareholders”), and Kranti Kumar Kotni, the controlling stockholder of the Company (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Company agreed to acquire up to 1,220,165 shares, which represents 100% shares of common stock of PaperNuts Canada, from the PaperNuts Canada Shareholders (the “PaperNuts Canada Shares”) in exchange for up to Fifty Two Million (52,000,000) restricted shares of the Company’s common stock (the “Company Shares”).

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the PaperNuts Canada Shareholders exchanging a total of 1,166,540 PaperNuts Canada Shares (the “PaperNuts Exchanged Shares”) for a total of 49,714,654 Company Shares (the “Company Exchanged Shares”). Each PaperNuts Exchanged Shares was converted into the number of PaperNuts Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”). After the Share Exchange, PaperNuts Canada becomes a majority-owned subsidiary of the Company.

Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by PaperNuts Canada warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015.

The Share Exchange Agreement contains customary representations and warranties.

Additionally, as required by the Share Exchange Agreement, the Company and Mr. Kotni entered into a Share Transfer & Assignment Agreement dated February 26, 2015, pursuant to which the Company, following the closing of the Share Exchange Agreement, transferred to Mr. Kotni all of the issued and outstanding shares of the Company’s formerly wholly-owned subsidiary, Acton Holdings Limited, a Kenyan company. Kotni assumes all the liabilities of Acton Holdings Limited.

On February 23, 2015, Mr. Scott MacRae, the President of PaperNuts Canada, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Mr. Kranti Kumar Kotni, the Company’s sole officer and director, whereby Mr. MacRae, upon the successful closing of the Share Exchange Agreement, acquired 30,000,000 shares (the “Shares”) of the Company’s common stock beneficially owned by Mr. Kranti Kumar Kotni in exchange for Seventy Five Thousand Dollars.   By virtue of the closing of the Share Exchange Agreement as referenced above, the Stock Purchase Agreement also closed on February 26, 2015.

As a result of the Share Exchange Agreement, (i) we have discontinued all prior operations, and our principal business has become the business of PaperNuts Canada, and (ii) PaperNuts became a majority owned subsidiary of the Company. As the PaperNuts Canada Shareholders obtained the majority of the outstanding shares of the Company through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of the Company.  As such, PaperNuts Canada is considered the acquirer for accounting purposes.

On April 13, 2015 the Company completed transactions with three founding shareholders of PaperNuts Corporation for the cancellation of 40,000,000 shares of common stock of the Company in exchange for a combination of newly issued Series A Preferred Shares and Series B Preferred Shares.

After the transaction, the 40,000,000 shares of common stock were converted into 2,666,668 Series A Preferred Shares and 1,000,002 Series B Preferred Shares.

Series A Preferred Shares are convertible into shares of common stock at a ratio of 1:10, meaning each Preferred A Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series A Preferred Share shall have the right to one (1) vote for each Common Share into which such Series A Preferred Share could be converted.

Series B Preferred Shares are convertible into shares of common stock at a ratio of 1:10, meaning each Preferred B Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series B Preferred Share shall have the right to twenty-five (25) votes for each Common Share into which such Series B Preferred Share could be converted.

Overview

We are a company that provides an alternative packaging solution to plastic and corn based loose fill material. We are taking a new approach to the loose-fill packaging industry currently dominated by the polystyrene plastic “peanut” styrofoam fillers, bubble wrap, air pillows, crumpled paper, foam-in-place and corn starch peanut products.  The waste and inconvenience of dealing with plastic material is a problem for many end users.  It commonly needs to be separated from organic or recyclable waste for proper disposal and lasts for thousands of years in landfills.  Plastic and corn-based fillers do a poor job of protecting items as they are smooth and can be easily compressed allowing items to migrate and damage to occur.  Our product “PaperNuts” is re-usable whereas most plastic products are not.

Using 100% recycled paper and our patent protected machine, the company interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located installation forcing the finished product to be transported with a substantial shipping cost to the purchaser. Axiom is now purchased as a finished product but for high volume users we also have the ability to supply compact Axiom “Factories” or machines that require only 10 square feet of floor space. Thus, providing the ability to manufacture product protection on site, which reduces the shipping and storage costs associated with competitive products.

We are currently selling the finished products to customers and are actively pursuing the needs of high volume end-users.  Additionally, we are in negotiations with several large providers of recycled paper to ensure long-term availability.

Located in a St. Catharines’, Ontario industrial complex, our location serves as corporate office, production facility and storage. The staff is made up of a team of experienced individuals including, management, sales and marketing personnel.

 Opportunity Summary

In January 2013, the company entered into an agreement with Devipack Oy, Finland to purchase its technology and intellectual property. The Company thereby secured the selling and manufacturing rights of this patent protected product in over 50 countries.  PaperNuts competes favorably on both price and performance with polystyrene plastic peanuts and corn-based products. Supplied as a finished product or manufactured on site, PaperNuts is a new approach to packaging that provides better protection (cushions) for shipped items and is environmentally friendly and biodegradable.

PaperNuts are made from 100% recycled paper that was destined for landfill and are both biodegradable and fully recyclable after use. PaperNuts are clean and easy to handle, non-polluting and low in particulates. Accordingly, PaperNuts is a cost effective “green alternative” to competitive fillers and is a sustainable product. PaperNuts eliminates the contamination of its customers receiving areas and the problem of collecting, segregating and disposing of plastic waste. Many consumers are demanding a “green” alternate that is in keeping with the movement to cleaner and more responsible packaging solutions.

Using PaperNuts shows that a company cares about the environment and offers many superior performance benefits as the material expands rather than settles during shipment eliminating product migration and damage as the formation causes interlocking of individual PaperNuts.  Available in various grades of paper and lengths depending on the application, we believe that PaperNuts will quickly become the new industry standard. PaperNuts can be shipped as a finished product ready for use or can be manufactured on site.

The Market Opportunity

The North American loose fill market is highly fragmented with many different providers and products servicing this packaging function. Loose fill, biopolymer beads, foam and plastic padding are all competing to be the packaging material of choice. All these products are more expensive, environmentally hazardous and offer inferior protection as compared to PaperNuts.

Over 1,000 companies produce, distribute, or manufacture loose fill products. We believe that our strategy to partner with large recyclable paper producers will ensure it is the lowest cost producer of superior loose-fill products.

In North America and around the world, there is a push for increased regulations governing the use of loose-fill packaging material. In California, there has been a movement towards the banning of certain polystyrene products and this represents a large business opportunity for PaperNuts as more and more states adopt “green” guidelines.

Environmental concerns have led to governments throughout Western Europe taking steps to deal with the issue of packaging waste and recycling. Recent packaging directives from the European Commission have led to the imposition of challenging targets for recycling. Many governments are examining new ways to discourage packaging waste with landfill becoming a major political issue. With governments implementing landfill taxes all companies will be seeking alternatives that are cost effective and environmentally friendly.

While North America represents a significant market opportunity, so do markets where products are being sent to North America. Consumers are now demanding more environmentally sound solutions to packaging issues. Several multi-national companies, including Wal-Mart, now use an industry standard “Sustainable Packaging Scorecard” for any products shipped to them. PaperNuts has met or exceeded all requirements as a “green” and sustainable packaging solution.

Our strategy centers on providing high volume users with a “PaperNut Factory” for just-in-time on-site production.  The machines and finished product are patent protected in 50 countries, where the demand for loose fill packaging is looking for a green alternative to replace the current industry standard plastic fill.

Competition

The main competitions to PaperNuts are:  polystyrene plastic "peanuts" or corn fillers, bubble wrap; foam and air pillows. These products were the solution of choice for most business operators but as industry is moving away from oil-based products into "eco" friendly solutions a market has developed for an eco-friendly biodegradable paper product such as PaperNuts. In addition to their negative environmental impact many of these oil-based products need to be shipped at a significant cost to the customer's, which will increase the customers carbon footprint. Thus the customer essentially pays for shipping “air” and this has a direct impact to their bottom line.

PaperNuts produces a ‘green" product” that addresses all the shortcomings of polystyrene solutions. The packaging industry as a general rule will look for change only if the change results in a direct cost savings to operations. The environmentally friendly product, or “green” product, would only be selected by a majority of customers who can identify a lower cost and take the added benefit of being eco-friendly. In other words, if the competition to an oil-based product does not come at a lower cost then there is a strong possibility it will not be considered as a viable replacement; even if it is “green”.

PaperNuts, if manufactured on site, will have a cost of approximately $0.90 per cubic foot whereas competitor products vary from $1.09 to $3.43 per cubic foot. PaperNuts can also ship a finished product (12 cu ft bags of PaperNuts) directly to customers that chose not to manufacture the “nuts” on site. The costs vary depending upon on location, but as a general guideline papernuts are priced to the customer at $1.25 per cubic foot. (See chart below)

Providing an eco-friendly “green” product that is cost competitive is our goal. We believe most businesses that can identify an immediate savings in their packaging costs will chose to switch products.

Below are the product cost comparison per cubic foot between PaperNuts and other similar products:

Product	Size	Price
Machine On Site
Sealed Air Paper Machine	lb	$1.09
Ranpak - Fillpak TT machine	lb	$1.35
Ranpak - Padpak Jr. Machine	lb	$1.75
PaperNuts	lb	$0.90

Product	Size	Cost	Cost C ft
Loose Fill Bag
Biodegradable Peanuts - Starch	12 c ft	$26.00	$2.17
Biodegradable Peanuts - Starch	20 c ft	$40.00	$2.00
UPSable Peanuts	7 c ft	$24.00	$3.43
Industrial Peanuts - White anti static	20 c ft	$36.00	$1.80
Industrial Peanuts - Pink anti static	20 c ft	$43.00	$2.15
Flo-Pak Peanuts – regular	14 c ft	$30.00	$2.14
Flo-Pak Peanuts - heavy duty	14 c ft	$32.00	$2.29
Flo-Pak Peanuts - anti static	14 c ft	$33.00	$2.36
Styrene Chip Anti static	20 c ft	$41.80	$2.09
Bubble Wrap	375 ft	$75.00	$1.50
PaperNuts by Bag	12 c ft	$15.00	$1.25

Machine Fabrication

The company has selected Girotti Machine as its North American Manufacturer of the PaperNuts Paper Converter, which is the machine that turns ordinary 100% recycled kraft paper into our finished product – PaperNuts. Girotti Machine, located in St. Catharines Ontario, is strategically positioned close to company headquarters.  Having served the manufacturing industry in the Niagara area for more than half a century, Girotti Machine developed the expertise to serve its customers in any capacity, from machining and fabrication to machine repair on both Ajax and National forging presses.  Girotti Machine has been able to use their expertise to serve a larger customer base across North America.  With ISO 9001and Z299 certification, Girotti Machine has managed projects in the power generation sectors, both nuclear and oil and gas, as well as the steel manufacturing industry.   From material handling equipment, to ship winches, Girotti Machine has the capability and expertise to move this project forward.  Girotti Machine has assembled a manufacturing team for the PaperNuts Paper Converter including; mechanical designers, gearing experts, electricians, machining technicians, and a project manager.

Machine Production Costing

Component	Cost

One Time Fixed Costs
Research and Development – Tooling and Fixtures	$70,000
First-off Casting for Machine Head	$25,000
Initial CSA Approval	$5,000

Variable Costs
Cost / Unit	$5,000
ESA Approval	$72

Initially the first unit will cost $16,500. Each subsequent unit is expected to cost $5,000. Furthermore, a reduction in price is expected as quantities increase.

Timelines

Component	Estimated time to complete	Estimated Completion Date
Research and Development – Tooling and Fixtures	8 Weeks	Complete
First-off Casting for Machine Head	1 Week	Complete
First Unit	2 Weeks	April 30, 2015
25 Additional Units	2 Weeks	Second Quarter 2015
CSA & ESA Approval	1 Week	Second Quarter 2015

Strategic Alliances

Clearwater Paper

Clearwater Paper, with headquarters in Spokane Washington has manufacturing facilities across the United States and Canada. The company produces quality products and provides innovative solutions, enabling customers to achieve sustainable success. Clearwater provides many paper goods from tissue products to paperboard products. They are the only supplier of white filter paper in North America. We have established an alliance with Clearwater where we obtain end of roll filter paper at competitive pricing. We are in discussions to purchase 2 – 3 million pounds of pulp and/or paper annually for the pet industry.

BPV Environmental

Founded in 2001, BPV Environmental headquartered in Byron Centre Michigan, began producing a variety of products in the lawn and garden industry and recently diversified into the pet industry. BPV produces a wide variety of both private label and branded pet and lawn & garden products sold nationally and internationally. PaperNuts white filter paper has been tested for absorption and out performs any other recycled paper material they are currently using. BPV is always looking for new and innovative products for the pet and lawn industries. They feel PaperNuts would be applicable for small rodent bedding as well as litter boxes. They will test PaperNuts in potting soil as it may provide the aerating and absorption properties they require.

SP Fiber Technologies

SPFT is our main paper supplier. SPFT is one of only a few packaging companies that produces 100% recycled materials.  They are deeply committed to minimizing their impact on the environment, and strive to be the "greenest" mill in North America.  Major capital investments were made in 2013 at the Dublin, GA mill, and they now have the two largest and most efficient paper machines in the kraft paper market.  They are also currently converting a newsprint machine at their Newberg, OR location, which will make them capable of being a low cost supplier to all of North America.  Because of their commitment to the environment, their capacity to supply all of North America, and their capability to do so in an efficient and low cost manner, we view SPFT as a key supplier and partner going forward.

Research & Innovation Division, Niagara College

We are in collaboration with Niagara College, uses advanced manufacturing techniques to create machinery engineered specifically for the packaging industry. Positive results from the first project resulted in a second project, which is currently in progress. This entails creating a material handling system for dispensing the PaperNuts product. The result of this project will enable us to respond to our customers' needs by introducing our dispenser into the packaging process. The center at Niagara College allows us access to expertise, technology, students and equipment. This access allows us to develop new process improvements for the next generation of PaperNuts products.

Marketing

We plan to market our product through two immediate initiatives:

1)                           Paper Consumable Contracts - We provide large end users with our PaperNut machines at little to no cost on a contractual basis that they procure a minimum amount of paper sales through us on a monthly basis.

2)                           National Retailers – We feel there is a significant opportunity to provide a number of large national retailers with retail ready packages, as many of them are currently selling polystyrene foam peanuts at significantly higher costs.

Over the past year we have introduced our product to a number of potential customers, both large and medium sized operations, and haves received an overwhelming positive response. The issue to be resolved in meeting customer requests was machine availability. To date, customer responses received were based upon a limited marketing attempt by the Company and were “word of mouth” opportunities.

Employees

We have 6 employees as of April 2015.

ITEM 1A.          RISK FACTORS

We are not required to provide this information as we are a smaller reporting company.

Item 1B.        Unresolved Staff Comments

We are not required to provide this information as we are a smaller reporting company

Item 2.           Properties

We maintain executive offices at 380 Vansickle Road, Unit 600, St. Catharines, Ontario, Canada. The office and general expenses associated with leasing our office space is approximately $2,500 per month. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.  We do not own any real property.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Common Equity

There is a limited public market for our common stock. Our common stock is quoted on OTC PINK under the symbol “AXMM.”

The following table sets forth the high and low prices of our common stock, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Fiscal Year Ended December 31, 2015
Quarter Ended	High $	Low $
|March 31, 2015	1.87	0.25

Fiscal Year Ended December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.55	0.26
September 30, 2014	0.45	0.26
June 30, 2014	0.45	0.41
March 31, 2014	0.41	0.41

Fiscal Year Ended December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	0.05	0.05
September 30, 2013	0.05	0.05
June 30, 2013	0.05	0.05
March 31, 2013	0.05	0.05

Holders

As of April 15, 2015, there were 54 holders of record of our common stock. As of such date, 66,147,975 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We did not have any equity compensation plans as of our fiscal year ended December 31, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2014 and 2013, should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

The Company, through our subsidiary PaperNuts Corporation, provides an alternative packaging solution to plastic and corn based loose fill material. We are taking a new approach to the loose-fill packaging industry currently dominated by the polystyrene plastic “peanut” styrofoam fillers, bubble wrap, air pillows, crumpled paper, foam-in-place and corn starch peanut products.  The waste and inconvenience of dealing with plastic material is a problem for many end users.  It commonly needs to be separated from organic or recyclable waste for proper disposal and lasts for thousands of years in landfills.  Plastic and corn-based fillers do a poor job of protecting items as they are smooth and can be easily compressed allowing items to migrate and damage to occur.  Our product “PaperNuts” is re-usable whereas most plastic products are not.

Using 100% recycled paper and our patent protected machine, PaperNuts interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located installation forcing the finished product to be transported with a substantial shipping cost to the purchaser. PaperNuts is now purchased as a finished product but for high volume users we also have the ability to supply compact PaperNuts “Factories” or machines that require only 10 square feet of floor space. Thus, providing the ability to manufacture product protection on site, which reduces the shipping and storage costs associated with competitive products.

We are currently selling the finished PaperNuts product to customers and are actively pursuing the needs of high volume end-users.  Additionally, we are in negotiations with several large providers of recycled paper to ensure long-term availability.

Located in a St. Catharines’, Ontario industrial complex, our location serves as corporate office, production facility and storage. The staff is made up of a team of experienced individuals including, management, sales and marketing personnel.

Recent Events

Share Exchange Transaction

On February 23, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PaperNuts Corporation, a corporation established under the laws of the Province of Ontario, Canada (“PaperNuts Canada”), the shareholders of PaperNuts Canada (the “PaperNuts Canada Shareholders”), and Kranti Kumar Kotni, the controlling stockholder of the Company (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Company agreed to acquire up to 1,220,165 shares, which represents 100% shares of common stock of PaperNuts Canada, from the PaperNuts Canada Shareholders (the “PaperNuts Canada Shares”) in exchange for up to Fifty Two Million (52,000,000) restricted shares of the Company’s common stock (the “Company Shares”).

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the PaperNuts Canada Shareholders exchanging a total of 1,166,540 PaperNuts Canada Shares (the “PaperNuts Exchanged Shares”) for a total of 49,714,654 Company Shares (the “Company Exchanged Shares”). Each PaperNuts Exchanged Shares was converted into the number of PaperNuts Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”). After the Share Exchange, PaperNuts Canada becomes a majority-owned subsidiary of the Company.

Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by PaperNuts Canada warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015.

The Share Exchange Agreement contains customary representations and warranties.

Additionally, as required by the Share Exchange Agreement, the Company and Mr. Kotni entered into a Share Transfer & Assignment Agreement dated February 26, 2015, pursuant to which the Company, following the Closing of the Share Exchange Agreement, transferred to Mr. Kotni all of the issued and outstanding shares of the Company’s formerly wholly-owned subsidiary, Acton Holdings Limited, a Kenyan company. Mr. Kotni assumes all the liabilities of Acton Holdings Limited.

As a result of the Share Exchange Agreement, (i) we have discontinued all prior operations, and our principal business has become the business of PaperNuts Canada, and (ii) PaperNuts became a majority owned subsidiary of the Company. As the PaperNuts Canada Shareholders obtained the majority of the outstanding shares of the Company through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of the Company.  As such, PaperNuts Canada is considered the acquirer for accounting purposes.

Issuance of Preferred Stocks

On April 13, 2015, the Company completed transactions with three founding shareholders of PaperNuts Corporation for the cancellation of 40,000,000 shares of common stock of the Company in exchange for a combination of newly issued Series A Preferred Shares and Series B Preferred Shares.

After the transaction, the 40,000,000 shares of common stock were converted into 2,666,668 Series A Preferred Shares and 1,000,002 Series B Preferred Shares.

Series A Preferred Shares are convertible into shares of common stock at a ratio of 1:10, meaning each Preferred A Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series A Preferred Share shall have the right to one (1) vote for each Common Share into which such Series A Preferred Share could be converted.

Series B Preferred Shares are convertible into shares of common stock at a ratio of 1:10, meaning each Preferred B Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series B Preferred Share shall have the right to twenty-five (25) votes for each Common Share into which such Series B Preferred Share could be converted.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended December 31, 2014 which are included herein.

Our operating results for years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
General and administrative	$49,646	$66,572
Interest expense	$4,039	251
Net loss	$(53,685)	$(66,823)

Our expenses for the year ended December 31, 2014 totaled $53,685. Our expenses for the year ended December 31, 2013 totaled $66,823. Expenses were mainly comprised of professional fees, transfer agent and filing fees, bank charges and interest expense. Our net loss for the year ended December 31, 2014 was $53,685.

Liquidity and Capital Resources

Working Capital
	At	At
	December 31,	December 31,
	2014	2013
Current Assets	$822	$9,262
Current Liabilities	$83,065	$37,820
Working Capital	$(82,243)	$(28,558)

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Net Cash Used In Operating Activities	$(26,639)	$(46,704)
Increase (Decrease) in Cash	$(8,440)	$(31,704)

We did not engage in any investing or financing activities over the same period.

Future Financings

We have not generated any revenues, have achieved losses since our inception, and are relying on our ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Our financial statements for the year ended December 31, 2014 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our operations, including our accounting and legal fees, so as not to exceed the amount of capital resources that are available to us. If we do not secure additional financing our current cash reserves and working capital may not be sufficient to enable us to establish our operations over the next 12 months, even if we do decide to scale back our operations

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $53,685 for the year ended December 31, 2014 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. In prior years, our company had funds in a bank account in Ethiopia, which were designated as a minimum amount of liquid capital available while our company applied for a business license in Ethiopia. Our company is no longer pursuing this license and accordingly, these funds have not been segregated from Cash and Cash Equivalents at December 31, 2014.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2014, our company has no potentially dilutive securities outstanding.

Foreign Currency Translation

Our company’s planned operations will be in the United States and Canada, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce our exposure to foreign currency risk. Our company's functional currency for operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Income Taxes

Our company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized

Recent Accounting Pronouncements

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

Item 8.           Financial Statements and Supplementary Data

Axiom Corp. and Subsidiary

December 31, 2014

                                                                                                                                                                                                       Index

Report of Independent Registered Public Accounting Firm ............................................................................................................ F–1

Consolidated Balance Sheets........................................................................................................................................................... F–2

Consolidated Statements of Operations........................................................................................................................................... F–3

Consolidated Statement of Stockholders’ Deficit ............................................................................................................................ F–4

Consolidated Statements of Cash Flows.......................................................................................................................................... F–5

Notes to the Consolidated Financial Statements................................................................................................................... F–6  - F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Axiom Corp.

We have audited the accompanying consolidated balance sheets of Axiom Corp. (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiom Corp. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

Axiom Corp. and Subsidiary

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current Assets

Cash	$ 822	$ 9,262

Total Current Assets	822	9,262

Total Assets	$ 822	$ 9,262

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 22,387	$ 17,449
Due to related party	810	852
Loans payable	59,868	19,519

Total Current Liabilities	83,065	37,820

Total Liabilities	83,065	37,820

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 200,000,000 shares authorized, $0.00001 par value; 56,433,333 shares issued and outstanding	564	564

Additional paid-in capital	45,086	45,086

Accumulated Deficit	(127,893)	(74,208)

Total Stockholders’ Deficit	(82,243)	(28,558)

Total Liabilities and Stockholders’ Deficit	$ 822	$ 9,262

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Expenses

General and administrative	$ 49,646	$ 66,572

Loss Before Other Expense	49,646	66,572

Other expense

Interest expense	4,039	251

Net Loss	$ (53,685)	$ (66,823)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	56,433,333	56,433,333

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statement of Stockholders’ Deficit

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – January 1, 2012	56,433,333	$ 564	$ 45,086	$ (7,385)	$ 38,265

Net loss for the period	–	–	–	(66,823)	(66,823)

Balance – December 31, 2013	56,433,333	$ 564	$ 45,086	$ (74,208)	$ (28,558)

Net loss for the period	–	–	–	(53,685)	(53,685)

Balance – December 31, 2014	56,433,333	$ 564	$ 45,086	$ (127,893)	$ (82,243)

(The accompanying notes are an integral part of these consolidated financial statements)

Axiom Corp. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Cash Flows from Operating Activities

Net loss	$ (53,685)	$ (66,823)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	(42)	163
Expenses paid by a third party	22,150	4,519
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	4,938	15,437

Net Cash Used In Operating Activities	(26,639)	(46,704)

Investing Activities	-	-

Financing Activities
Proceeds from notes payable	18,199	15,000
Net Cash Provided by Financing Activities	18,199	15,000

Increase (Decrease) in Cash	(8,440)	(31,704)

Cash - Beginning of Period	9,262	40,966

Cash - End of Period	$ 822	$ 9,262

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2014, the Company has incurred losses totalling $127,893 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

2.     Summary of Significant Accounting Policies

a)        Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is December 31.

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

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. In prior years, the Company had funds in a bank account in Ethiopia, which were designated as a minimum amount of liquid capital available while the Company applied for a business license in Ethiopia. During the year ended December 31, 2014 the Company determined to no longer pursue this license and accordingly, these funds have not been segregated from Cash and Cash Equivalents at December 31, 2014.

e)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, related party payables and loan payable. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2014 and 2013, the Company has no potentially dilutive securities outstanding.

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

3.     Related Party Transactions

As of December 31, 2014, the Company owes the sole director of the Company $810 (2013 - $852) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the twelve months ended December 31, 2014, expenses of $nil (net of foreign exchange adjustment) (2013 - $163) were incurred on behalf of the Company by the former Vice President of the Company.

4.     Loan payable

On August 1, 2013, the Company entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During the twelve months ended December 31, 2014, the third party agreed to increase the maximum principal amount to $85,000. As at December 31, 2014, the amount outstanding under this line of credit was $59,868, with accrued interest of $4,270.

5.     Stockholders’ Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no stock transactions during the twelve months ended December 31, 2014 and 2013.

6.     Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2014	December 31, 2013

Income tax benefit computed at statutory rate	$18,253	$22,720

Change in valuation allowance	(18,253)	(22,720)

Provision for income taxes	$–	$–

Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assumed it is more likely than not it will utilize the losses carried forward in future years. Significant components of the Company’s deferred tax assets and liabilities as at December 31, 2014 and 2013 after applying enacted corporate income tax rates are as follows:

Deferred income tax assets	December 31, 2014	December 31, 2013

Net operating losses	$43,484	$25,231

Valuation allowance	(43,484)	(25,231)

Net deferred income tax asset	$–	$–

At December 31, 2014, the Company has net operating loss carry-forwards of $127,893, which expire commencing in 2032.

As of December 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the twelve month periods ended December 31, 2014 and 2013, and no interest or penalties have been accrued as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2012 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

7. Subsequent Events

a)        On February 23, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PaperNuts Corporation, a corporation established under the laws of the Province of Ontario, Canada (“PaperNuts Canada”), the shareholders of PaperNuts Canada (the “PaperNuts Canada Shareholders”), and Kranti Kumar Kotni, the controlling stockholder of the Company (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Company agreed to acquire up to 1,220,165 shares, which represents 100% shares of common stock of PaperNuts Canada, from the PaperNuts Canada Shareholders (the “PaperNuts Canada Shares”) in exchange for up to Fifty Two Million (52,000,000) restricted shares of the Company’s common stock (the “Company Shares”).

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the PaperNuts Canada Shareholders exchanging a total of 1,166,540 PaperNuts Canada Shares (the “PaperNuts Exchanged Shares”) for a total of 49,714,654 Company Shares (the “Company Exchanged Shares”). Each PaperNuts Exchanged Share was converted into the number of PaperNuts Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”). After the Share Exchange, PaperNuts Canada becomes a majority-owned subsidiary of the Company.

Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by PaperNuts Canada warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015.

The Share Exchange Agreement contains customary representations and warranties.

Additionally, as required by the Share Exchange Agreement, the Company and Mr. Kotni entered into a Share Transfer & Assignment Agreement dated February 26, 2015, pursuant to which the Company, following the Closing of the Share Exchange Agreement, transferred to Mr. Kotni all of the issued and outstanding shares of the Company’s formerly wholly-owned subsidiary, Acton Holdings Limited, a Kenyan company. Mr. Kotni assumes all the liabilities of Acton Holdings Limited.

As a result of the Share Exchange Agreement, (i) we have discontinued all prior operations, and our principal business has become the business of PaperNuts Canada, and (ii) PaperNuts became a majority owned subsidiary of the Company. As the PaperNuts Canada Shareholders obtained the majority of the outstanding shares of the Company through the acquisition, the acquisition is accounted for as a reverse merger or recapitalization of the Company.  As such, PaperNuts Canada is considered the acquirer for accounting purposes.

b)       On April 13, 2015 the Company announced it had completed agreements with three founding shareholders of PaperNuts Corporation for the cancellation of 40,000,000 Common Shares of the Company in exchange for a combination of newly issued Series A Preferred Shares and multiple-voting Series B Preferred Shares.

As per the agreements, the 40,000,000 Common Shares will now to be converted into 2,666,668 Series A Preferred Shares and 1,000,002 multiple-voting Series B Preferred Shares.  All common and preferred shares held by Axiom Corp. and PaperNuts Corporation management, insiders, and control persons remain restricted from trading subsequent to SEC Rule 144.

Series A Preferred Shares are convertible into Common Shares at a ratio of 1:10, meaning each Preferred A Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series A Preferred Share shall have the right to one (1) vote for each Common Share into which such Series A Preferred Share could be converted.

Series B Preferred Shares are convertible into Common Shares at a ratio of 1:10, meaning each Preferred B Share can convert into ten (10) Common Shares of the Company.   In addition, holders of each Series B Preferred Share shall have the right to twenty-five (25) votes for each Common Share into which such Series B Preferred Share could be converted.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our president (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2014, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors of the Company

Our current executive officers and directors are as follows:

Name and Age	Position(s) Held	Tenure
Tyler Pearson, 32	Chief Executive Officer & Director	From February 26, 2015 to present
Scott MacRae, 52	President & Director	From February 26, 2015 to present
Andrew Hilton, 32	Chief Financial Officer & Treasurer	From February 26, 2015 to present
Jerry Moes, 55	Director	From February 26, 2015 to present
John Lynch, 54	Director	From February 26, 2015 to present

Tyler Pearson, 32 – Chief Executive Officer and Director

A graduate of Wilfrid Laurier University’s Business Program in 2004, Tyler has held a variety of progressive sales and sales management roles within the North American packaging and distribution industry. His primary duties included business development, P&L responsibility and North American account management.  From October 2004 to July 2014, Tyler held a number of progressive roles with Unisource Worldwide where he was primarily in charge of business development within their packaging and supply chain vertical.  Most recently, from 2012 to 2014, he managed North American Corporate Accounts for Unisource Worldwide - now Veritiv Corp. NYSE:VRTV – where his primary role was to create customized supply chain and packaging solutions for a number of Fortune 500 companies. Tyler has been with PaperNuts since the beginning of February 2015 as CEO.  He has a tremendous amount of industry knowledge within the global fulfillment vertical and will be a critical component in developing and ultimately executing the overall go to market business strategy for PaperNuts.

Scott MacRae, 52 – President & Director

Scott is the founder of PaperNuts Canada and its original seed investor. He has served as President of PaperNuts Canada for the last five years. He attended Texas A&M University. From the early 1980’s through the 1990’s worked as a computer engineer with Nortel Networks on several international telecom projects in US, China and Japan. He later worked with the Balaton Group where he focused on mergers and acquisitions in the high tech sector. From 1995-2009 Scott worked with several government agencies on numerous international transactions in the communications sector.  Since 2010 when Scott acquired PaperNuts and its patent protected technology, he has been the President of PaperNuts.

Andrew Hilton, 32 - Chief Financial Officer and Treasurer

Andrew is a Chartered Professional Accountant, and has been since 2008.  For the past four (4) years, Andrew has worked with Griffis Capital as a consultant to various public and private companies assisting with the drafting and preparation of financial statements. Prior to that, from 2010 to 2012, Andrew was the Chief Financial Officer of GC-Global Capital Corp. More recently, Andrew has served as the Chief Financial Officer of Jaguar Financial Corporation since 2013. Andrew has a wealth of knowledge in accounting, risk management, finance and financial modeling.

Jerry Moes, 55 – Director

A successful entrepreneur, Jerry established Rice Road Greenhouses and Garden Centre in 1983 and grew the business to annual sales of over $5 million with 95 employees. Rice Road Greenhouses and Garden Centre is primarily engaged in the sales of garden products.  In 2011, he and his brother organized a subdivision development consisting of 100 homes, and as of January 2015 approximately 75% have been sold. He has a varied background, which includes agriculture, real estate development and a keen interest in environmentally clean technology, which led him to become involved with PaperNuts Canada as an investor.

John Lynch, 54 – Director

John brings extensive expertise in corporate management, administration and corporate governance specifically in the public market sector. For the past five years, he has served as CEO of Santa Rosa Mining. He served as the Chief Executive Officer and President of NWT Uranium Corp from June 2008 to April 2012 and has held a variety of other high profile roles within the public market space.  John also has a tremendous amount of experience working within the North American packaging marketplace. Upon graduating from the University of Western Ontario in 1983, John enjoyed a number of years playing for the Ottawa Rough Riders.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal.  Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

In addition to the officers and directors set forth herein, we have one (1) significant employee, Steve Martin.

Mr. Martin has held progressive positions in sales and sales management for over fifteen years.  With a career spanning technology consulting and the forest products industry, Mr. Martin has worked for organizations ranging from start up firms to large, multi-national corporations.  For the past ten years, he has held various responsibilities for Resolute Forest Products, a $4 billion plus, international, corporation.  Most recently, he managed a $100 million plus sales region (northeast United States), and a specialty product line for Resolute Forest Products.  Mr. Martin has been with PaperNuts since 2014 and his main responsibilities include business development, material sourcing, and customer service.

Family Relationships

There are no family relationships among the Company’s officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)     A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

                                             i.            Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                                            ii.            Engaging in any type of business practice; or

                                          iii.            Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                                             i.            Any Federal or State securities or commodities law or regulation; or

                                            ii.            Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                                          iii.            Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)     Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted any formal Code of Ethics.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors. We believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance.

Audit Committee

The Company has not established a separately designated standing audit committee. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Item 11.         Executive Compensation

Compensation of Executive Officers

The following table sets forth the compensation paid to the Company’s executive officers for the years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Kranti Kumar Kotni (1), Chief Executive Officer, Chief Executive Officer, President, Secretary, Treasurer and Director	2014	$-	$–	$–	$–	$–	$–	$-
	2013	-	–	–	–	–	–	-
Michael Tesfaye Wuhib (2)	2014	-	–	–	–	–	–	-
Vice President	2013	$5,000	–	–	–	–	–	$5,000
______________

        (1)     Kranti Kumar Kotni has acted as our chief executive officer, chief financial officer, president, secretary, treasurer and director since our inception on April 2, 2012 through his resignation on February 26, 2015.

(2)     Michael Tesfaye Wuhib has acted as our vice president from September 17, 2013 to March 7, 2014.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The directors of the Company receive no extra compensation for their services on our Board of Directors.

 Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Current Report by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

	Amount and Nature of Beneficial Ownership
	Common Stock (1)			Series A Preferred Stock (2)		Series B Preferred Stock (3)		% Total Voting Power (4)
Name and Address of Beneficial Owner	No. of Shares		% of Class	No. of Shares	% of Class	No. of Shares	% of Class
Directors and Officers
Tyler Pearson 50 Lynn Williams Street, Suite 2104 Toronto, Ontario M6K 3R9	1,250,000	(5)	1.85%	666,667	25%	333,334	33.33%	26.52%

Scott MacRae 1089 Quaker Road Fonthill, ON L0S 1E4	7,300,987	(6)	10.98%	1,333,334	50%	333,334	33.33%	30.30%

Andrew Hilton 1031 Sands Lane Sydenham, ON K0H 2T0	100,000	(7)	*	0	0%	0	0%	*

Jerry Moes 64 Broadway Avenue St. Catharines, ON L2M 1M4	2,797,217	(8)	4.20%	666,667	25%	333,334	33.33%	27.04%

John Lynch 2067 Lakeshore Blvd. West, Suite 1002 Toronto, Ontario M6K 3R9	750,000	(9)	1.12%	0	0%	0	0%	*

All officers and directors as a group (five persons)	12,198,204		17.68%	2,666,668	100%	1,000,002	100%	83.57%

* Less than 1%.

(1)

Based on 66,147,975 shares of common stock issued and outstanding as of April 15, 2015. The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 2,666,668 shares of Series A Preferred Stock issued and outstanding as of April 15, 2015. Each share of Series A Preferred Stock are convertible into 10 shares of common stock and shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to one (1) vote of each share of common stock convertible into, at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited.

(3)

Based on 1,000,002 shares of Series B Preferred Stock issued and outstanding as of April 15, 2015. Each share of Series B Preferred Stock are convertible into 10 shares of common stock and shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to twenty-five (25) votes of each share of common stock convertible into, at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited.

(4)

Percentage Total Voting Power represents total voting power for each beneficial owner with respect to all shares of our common stock, Series A Preferred Stock and Series B Preferred Stock beneficially owner as of April 15, 2015.

(5)	Including warrants to purchase 1,250,000 shares of common stock.
(6)	Including 6,950,987 shares of common stock and warrants to purchase 350,000 shares of common stock.
(7)	Including warrants to purchase 100,000 shares of common stock.
(8)	Including 2,397,217 shares of common stock and warrants to purchase 400,000 shares of common stock.
(9)	Including warrants to purchase 750,000 shares of common stock.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As of December 31, 2014, the Company owes the former sole director of the Company $810 (2013 - $852) for expenditures paid on behalf of the Company.  The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

During the twelve months ended December 31, 2014, expenses of $nil (net of foreign exchange adjustment) (2013 - $163) were incurred on behalf of the Company by the former Vice President of the Company.

Except as disclosed herein, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•         Disclosing such transactions in reports where required;

•         Disclosing in any and all filings with the SEC, where required;

•         Obtaining disinterested directors consent; and

•         Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, two of our directors, Jerry Moes and John Lynch qualify as independent.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for the fiscal year ended August 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2014 $	August 31, 2013 $
Audit Fees	14,500	6,150
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	14,500	6,150

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and August 31, 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and August 31, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees related to our principal accountant for the years ended December 31, 2014 and August 31, 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our Board of Directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire Board of Directors either before or after the respective services were rendered.

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
2.1

Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, PaperNuts Corporation, and the shareholders of PaperNuts Corporation dated February 23, 2015 (incorporated by reference to Exhibit 2.01 to our Form 8-K filed on March 12, 2015)

3.1	Articles of Incorporation of Axiom Corp. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.2	Bylaws of Axiom Corp. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.3	Certificate of Designation of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 15, 2015)
10.1	Form of Stock Purchase Agreement, dated February 26, 2015 (incorporated by reference to Exhibit 10.05 to our Form 10-K filed on March 12, 2015)
10.2	Form of Resignation, Release and Waiver of Kranti Kumar Konti (incorporated by reference to Exhibit 10.06 to our Form 8-K filed on March 12, 2015)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.07 to our Form 8-K filed on March 12, 2015)
10.4	From of Share Transfer & Assignment Agreement by and between the Company and Kranti Kumar Kotni (incorporated by reference to Exhibit 10.08 to our Form 8-K filed on March 12, 2015)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. * Filed herewith ** Furnished but not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM CORP.
(Registrant)
Dated: April 15, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director
Dated: April 15, 2015	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: April 15, 2015	/s/ Scott MacRae
Scott MacRae
President and Director

Dated: April 15, 2015	/s/ Andrew Hilton
Andrew Hilton, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated: April 15, 2015	/s/ Jerry Moes
Jerry Moes
Director

Dated: April 15, 2015	/s/ John Lynch
John Lynch
Director