Form 10-K/A
period 2014-12-31
AXIOM CORP.
filed 2015-04-30
CIK 1566265

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

On April 13, 2015 the Company completed transactions with its directors and officers for the cancellation of 40,000,000 shares of common stock of the Company in exchange for a combination of newly issued Series A Preferred Shares and Series B Preferred Shares.

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

Overview

We are a company that provides an alternative packaging solution to plastic and corn based loose fill material. We are taking a new approach to the loose-fill packaging industry currently dominated by the polystyrene plastic “peanut” styrofoam fillers, bubble wrap, air pillows, crumpled paper, foam-in-place and corn starch peanut products.  The waste and inconvenience of dealing with plastic material is a problem for many end users.  It commonly needs to be separated from organic or recyclable waste for proper disposal and lasts for thousands of years in landfills.  Plastic and corn-based fillers typically do a poor job of protecting items as they are smooth and can be easily compressed allowing items to migrate and damage to occur.  Our product “PaperNuts” is re-usable whereas most plastic products are not.

Using 100% recycled paper and our PaperNuts machine, the company interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located installation forcing the finished product to be transported with a substantial shipping cost to the purchaser. Axiom is now purchased as a finished product but for high volume users we also have the ability to supply compact Axiom “Factories” or machines that require only 10 square feet of floor space. Thus, providing the ability to manufacture product protection on site, which reduces the shipping and storage costs associated with competitive products.

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

 Opportunity Summary

In January 2013, we entered into an agreement with Devipack Oy, Finland to purchase its technology and intellectual property. The Company thereby secured the selling and manufacturing rights of this product in over 50 countries.  PaperNuts competes favorably on both price and performance with polystyrene plastic peanuts and corn-based products. Supplied as a finished product or manufactured on site, PaperNuts is a new approach to packaging that provides better protection (cushions) for shipped items and is environmentally friendly and biodegradable.

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

The Market Opportunity

The North American loose fill market is highly fragmented with many different providers and products servicing this packaging function. Loose fill, biopolymer beads, foam and plastic padding are all competing to be the packaging material of choice. All these products are typically more expensive, environmentally hazardous and offer inferior protection as compared to PaperNuts.

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

Products and Services

We plan on launching our newest machine model during the second quarter of 2015.  This unit has an improved gearing system and cut off process and is significantly faster and more reliable than prior versions. We are in the process of applying for patent protection of our PaperNuts machines and products. Finally, a number of modifications on the type of paper nut have been developed including variable length, weight, single and double cut products.

We intend to customize our products such that each addresses individual industry requirements. In most cases we will supply the machine at no cost to potential customer conditional upon a minimum paper usage. Our plan of operations assumes a customer purchases a minimum of 2500 lbs of paper per month. Given that the capacity of a machine is at least 30,000 lbs of product per month we believe this is a reasonable expectation on minimum usage. A single machine can produce 1500 lbs of papernuts/day in an 8 hour shift.

For low volume end users we will provide a finished product. We see this as less than 10% of the overall business. However, we do feel there is a significant opportunity to provide a number of large national retailers with retail ready packages as many of them are currently selling polystyrene foam peanuts. Additionally, we will be working towards establishing strategic alliances with large end users where we will provide them with our PaperNut machines at little to no cost on a contractual basis that they procure a minimum amount of paper sales through us on a monthly basis.

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

Below is an example of product cost comparison per cubic foot between PaperNuts and other competing products within the industry. The cost comparisons are based on our preliminary research and may vary.

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

Anticipated Machine Production Costing

Component	Cost

One Time Fixed Costs
Research and Development – Tooling and Fixtures	$70,000
First-off Casting for Machine Head	$25,000
Initial CSA Approval	$5,000

Variable Costs
Cost / Unit	$5,000
ESA Approval	$72

Initially the first unit will cost $16,500. Each subsequent unit is expected to cost $5,000. Furthermore, a reduction in price is expected as quantities increase.

Anticipated Timelines

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

Using 100% recycled paper and ourPaperNuts machine, PaperNuts interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located installation forcing the finished product to be transported with a substantial shipping cost to the purchaser. PaperNuts is now purchased as a finished product but for high volume users we also have the ability to supply compact PaperNuts “Factories” or machines that require only 10 square feet of floor space. Thus, providing the ability to manufacture product protection on site, which reduces the shipping and storage costs associated with competitive products.

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

Scott MacRae, 52 – President & Director

Scott is the founder of PaperNuts Canada and its original seed investor. He has served as President of PaperNuts Canada since 2010. He attended Texas A&M University. From the early 1980’s through the 1990’s worked as a computer engineer with Nortel Networks on several international telecom projects in US, China and Japan. He later worked with the Balaton Group where he focused on mergers and acquisitions in the high tech sector. From 1995-2009 Scott worked with several government agencies on numerous international transactions in the communications sector.

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

3.1	Articles of Incorporation of Axiom Corp. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.2	Bylaws of Axiom Corp. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 filed on January 17, 2013)
3.3	Certificate of Designation of Series A Preferred Stock and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on April 15, 2015)
10.1	Form of Stock Purchase Agreement, dated February 26, 2015 (incorporated by reference to Exhibit 10.05 to our Form 10-K filed on March 12, 2015)
10.2	Form of Resignation, Release and Waiver of Kranti Kumar Konti (incorporated by reference to Exhibit 10.06 to our Form 8-K filed on March 12, 2015)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.07 to our Form 8-K filed on March 12, 2015)
10.4	From of Share Transfer & Assignment Agreement by and between the Company and Kranti Kumar Kotni (incorporated by reference to Exhibit 10.08 to our Form 8-K filed on March 12, 2015)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

32.1**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

(101)***	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. * Filed herewith ** Furnished but not filed *** Incorporated by reference to the Current Report on Form 10-K filed on April 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM CORP.
(Registrant)
Dated: April 30, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director
Dated: April 30, 2015	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: April 30, 2015	/s/ Scott MacRae
Scott MacRae
President and Director

Dated: April 30, 2015	/s/ Andrew Hilton
Andrew Hilton, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated: April 30, 2015	/s/ Jerry Moes
Jerry Moes
Director

Dated: April 30, 2015	/s/ John Lynch
John Lynch
Director