Form 10-Q
period 2015-03-31
AXIOM CORP.
filed 2015-05-18
CIK 1566265

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-186078
AXIOM CORP.
(Exact name of registrant as specified in its charter)
Colorado				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
380 Vansickle Road, Unit 600, St. Catharine’s, ON Canada L2S 0B5				N/A
(Address of principal executive offices)				(Zip Code)
(905) 646-8787
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
66,147,975 common shares issued and outstanding as of May 12, 2015.

AXIOM CORP.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

AXIOM CORP.

TABLE OF CONTENTS

MARCH 31, 2015 AND 2014

Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014                                                                                                                                                         Page F-1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014                                                                          Page F-2

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit for the three months from

January 1 to March 31, 2014 and 2015                                                                                                                                                                                                                                                                                Page F-3

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months ended

March 31, 2015 and 2014                                                                                                                                                                                                                                                                                                       Page F-4

Notes to the Unaudited Interim Condensed Consolidated Financial Statements                                                                                                                                                                                                        Pages F-5 to F-15

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Balance Sheets

 (Expressed in United States dollars)

Notes	March 31, 2015	December 31, 2014
Assets

Current assets
Cash	$137,418	$8,602
Funds held in trust	70,747	-
Accounts receivable (net of allowance of $nil (2014 - $nil))	3,056	2,389
Inventory 5	7,427	13,410
Prepaid expenses and other receivables	16,849	21,868
Total current assets	235,497	46,269
Non-current assets
Equipment 6	16,041	14,284
Intangible assets 7	68,230	70,074
Total non-current assets	84,271	84,358
Total assets	$319,768	$130,627

Liabilities
Current liabilities
Accounts payable and accrued liabilities 8, 9	$156,744	$125,898
Other taxes payable	6,586	7,191
Current portion of deferred revenue 11	8,685	9,482
Due to related parties 9	160,643	106,406
Loan payable 10	148,035	-
Total current liabilities	480,693	248,977
Non-current liabilities
Deferred revenue 11	18,093	22,125
Total non-current liabilities	18,093	22,125
Total liabilities	498,786	271,102

Stockholders' Deficit
Capital stock (66,147,975 common shares-par value $0.00001 per share, 2,666,668 series A preferred shares-par value $0.00001 per share and 1,000,002 series B preferred shares-par value $0.00001 issued and outstanding) 12	698	798,586
Shares to be issued	270,000	-
Additional paid-in capital	854,910	-
Accumulated other comprehensive income	36,633	17,807
Deficit	(1,341,259)	(956,868)
Total stockholders’ deficit	(179,018)	(140,475)
Total liabilities and deficit	$319,768	$130,627

Going Concern                                                                             1

Contingency                                                                                13

Subsequent Events                                                                        14

Approved by the Board

“Scott MacRae”                                                                              “Jerry Moes”

_____________________________                                           ___________________________

Director                                                                                        Director

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

	For the three	For the three
	Months ended	Months ended
Notes	March 31, 2015	March 31, 2014
Revenue	$11,301	$14,195
Cost of revenue	7,297	4,900
Gross profit	4,004	9,295

Expenses
Advertising and promotion	1,333	-
Interest 9	3,591	2,464
Office and general	8,127	5,549
Rent	3,273	3,681
Salaries and fees	156,263	1,214
Travel	5,160	2,195
Depreciation and amortization 6, 7	5,087	564
Research and development	683	1,812
Stock-based compensation 12	148,125	-
Professional fees	55,353	11,508
Total operating expenses	386,995	28,988

	(382,991)	(19,693)
Loss on foreign exchange	(1,400)	(2,850)
Net loss and comprehensive loss for the period	$(384,391)	$(22,543)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	69,328,702	56,433,333

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’  Deficit

 (Expressed in United States dollars)

	Capital Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Shares to be Issued	Deficit	Total
	$	$	$	$	$	$
Balance January 1, 2015	798,586	-	17,807	-	(956,868)	(140,475)
Issuance of warrants	-	148,125	-	-	-	148,125
Reverse acquisition by Papernuts Canada	(797,888)	706,785	18,826	-	-	(72,277)
Proceeds of share subscriptions collected	-	-	-	270,000	-	270,000
Net (loss) for the period	-	-	-	-	(384,391)	(384,391)
Balance March 31, 2015	698	854,910	36,633	270,000	(1,341,259)	(179,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Cash Flows

 (Expressed in United States dollars)

	For the three	For the three
	Months ended	Months ended
	March 31, 2015	March 31, 2014
Operating activities
Net loss for the period	$(384,391)	$(22,543)
Depreciation and amortization	5,087	564
Stock-based compensation	148,125	-
Accrued interest on shareholder loans	2,498	1,574
Changes in accounts receivable	(667)	(230)
Change in inventory	5,983	4,397
Changes in prepaid expenses	5,020	(338)
Changes in accounts payable and accrued liabilities and other taxes payable	26,623	24,433
Changes in deferred revenue	(4,829)	(4,186)
Net cash flows (used in) generated by operating activities	(196,551)	3,671

Investing activities
Purchase of equipment	(5,000)	-
Net cash flows used in investing activities	(5,000)	-

Financing activities
Proceeds from common shares to be issued	270,000	-
Related party loans and advances	60,367	-
Net cash flows generated by financing activities	330,367	-

Net increase in cash	128,816	3,671
Cash (bank overdraft) , beginning of period	8,602	(190)
Cash, end of period	$137,418	$3,481

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

1.         Nature of Business, Economic Dependence and Going Concern

Axiom Corp. (“Axiom” or the “Company”) was incorporated in the State of Colorado on April 2, 2012.

On February 23, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with shareholders of Papernuts Corporation (the “Papernuts Shareholders”) and Kranti Kumar Kotni, the controlling stockholder of Axiom  (the “Controlling Stockholder”).  Pursuant to the Share Exchange Agreement, the Papernuts Shareholders agreed to exchange  up to 1,220,165 shares, which represents 100% of  the common stock of Papernuts Corporation (“Papernuts”), for up to Fifty Two Million (52,000,000) shares of Axiom’s  common stock (the “Company Shares”).

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the Papernuts Shareholders exchanging a total of 1,166,540 common shares (the “Papernuts Exchanged Shares”) for a total of 49,714,642 Axiom Shares (the “Company Exchanged Shares”). Each Papernuts Exchanged Shares was converted into the number of Company  Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”).

Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase a total of 5,650,000 shares of the Company’s Common Stock at exercise prices ranging from $0.056 to $0.075 per share.  These warrants have terms which are the same as and replace warrants previously held by Papernuts warrant holders. (see also note 11).

Additionally, on February 23, 2015, Mr. Scott MacRae, the former Chief Executive Officer of Papernuts, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Controlling Shareholder, whereby Mr. MacRae purchased 30,000,000 shares (the “Shares”) of the Company’s common stock beneficially owned by Mr. Kotni. The Shares were purchased by Mr. MacRae for an aggregate purchase price of $75,000.

As a result of the Share Exchange transaction and the transaction between Mr. MacRae and Mr. Kotni, Papernuts Canada has become a majority owned subsidiary of the Company and the Company now carries on the business of Papernuts Canada as its primary business.

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

Papernuts was incorporated in Ontario, Canada on April 8, 2010 as 2239794 Ontario Inc.  On January 19, 2015 Papernuts changed its name to Papernuts Corporation. The Company’s primary focus is the sale of paper and equipment. The Company’s registered office is as follows: 380 Vansickle Road, Unit 600, St. Catharines, Ontario, Canada, L2S 0B5.

At March 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,341,259  and expects to incur further losses in the development of its business, all of which casts significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company.

During the period approximately 48% of revenues were derived from one customer (2014 – 62% from this same customer).

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

2.         Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its 95.6% owned subsidiary, Papernuts. All inter-company balances and transactions have been eliminated on consolidation.  The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the use of the going concern assumption, the useful life of its equipment and intangible assets and the valuation of equipment and intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had a cash balance of $137,418 and $8,602 respectively. The Company had funds in trust of $70,747 as at March 31, 2015 (December 31, 2014 - $Nil).

Revenue Recognition and Deferred Revenue

Revenue from product sales is recognized when the customer takes title, assumes the risks and rewards of ownership and collectability is reasonably assured. Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when title and risk of loss are transferred.

Revenue from the sale of licences and distribution agreements is recognized over the related term of the agreement.  Proceeds received prior to the Company meeting its revenue recognition criteria is recorded as deferred revenue and shown as either a current or non-current liability depending on the expected timing of recognition.

Shipping and Handling Costs

Shipping and handling costs, such as freight to our customers’ destinations, are included in cost of revenue in the statement of operations and comprehensive loss. When shipping and handling costs are included in the sales price charged for our products, they are recognized in revenue.

Inventories

Inventories are valued at the lower of cost or market using the average cost method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw material and finished goods.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

2.         Significant Accounting Policies - continued

Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The straight-line method is used to depreciate equipment over its estimated useful life, ranging from 3-5 years.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. The straight-line method is used to amortize intangible assets over their estimated useful life, for a period of up to 10 years.

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity instruments, if dilutive. In periods that the Company reports a net loss, loss per share is not presented on a diluted basis, as the result would be anti-dilutive.

Income Taxes

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of related assets and liabilities in the period in which such events occur. Such adjustment may have a material impact on the Company’s income tax provision and results of operations.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

2.         Significant Accounting Policies - continued

Fair value of stock based compensation

Stock based compensation is valued using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the calculated fair value, such value is subject to measurement uncertainty.

Research and development costs

Development expenditures are capitalized if they meet the criteria for recognition as an asset, and are amortized over their expected useful lives once they are available for use. Research costs are expensed as incurred.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported on the balance sheets for cash, funds held in trust, accounts receivable, due to related parties, accounts payable and accrued liabilities and loan payable qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. For the due to related parties, the Company believes the carrying value of the loans approximates fair value as the interest rates are market rates.

The standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the standard are as follows:

Level 1

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities;

Level 2

Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements; and

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2015  and December 31, 2014.

Foreign Currency Translation

As further described in Note 4, the Canadian dollar had been the functional and reporting currency of the Company’s business and the consolidated financial statements for periods up to December 31, 2014 were  expressed in Canadian dollars. On January 1, 2015, to reflect the changed circumstances of the Company, the functional currency of the Company and its subsidiaries changed to the United States dollar and the Company decided to change its reporting currency to the United States dollar as well. Accordingly, these consolidated financial statements are expressed in United States dollars.

Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rate of exchange in effect at the end of the reporting period. Revenues and expenses are translated at the transaction exchange rate. Foreign currency gains and losses resulting from translation are reflected in net income of the period.

Accounting Principles for Future Adoption

In May 2014, FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements.  The new standard is effective for annual and interim periods beginning on or after December 15, 2017 and may be applied on either a full or modified retrospective basis.  The Company is currently assessing the impact of the new standard to the Company’s financial statements.

In August 2014, FASB issued ASU 2014-15 providing guidance on how to account for and disclose going concern risks.  The new standard is effective for annual and interim periods beginning on or after December 15, 2016.  The Company is currently assessing the impact of the new standard to the Company’s financial statements.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

3.         Papernuts Reverse Merger

A reverse acquisition transaction involving a non-public operating entity and a non-operating public company is in substance a share-based payment transaction, rather than a business combination. The Transaction is equivalent to the issuance of shares by the non-public operating entity, Papernuts, for the net assets and the listing status of the non-operating public company, Axiom.  The fair value of the shares issued was determined based on the fair value of the common shares issued by Axiom.

A summary of the transaction is as follows:

Deemed issuance of 49,714,642 post-Transaction common shares to the former shareholders of Papernuts Canada                                                                    $ 124,287

Cash and funds held in trust	$ 74,967
Accounts payable and accrued liabilities	(17,974)
Due to related parties	(61)
Loans payable	(148,035)
Listing costs reallocated to additional paid-in capital	215,390
Value attributed to Papernuts shares issued	$ 124,287

4.         Change of Functional and Reporting Currency

Effective February 26, 2015, Papernut’s functional currency changed to the United States dollar, and accordingly, Papernuts decided to change its reporting currency to the United States dollar. Prior to February 26, 2015, Papernut’s functional currency was the Canadian dollar and the Company used the Canadian dollar as its reporting currency. With the completion of the Share Exchange Agreement, the Company’s assets, liabilities, revenues and expenses are expected to be predominantly denominated in United States dollars and, accordingly, the use of the Canadian dollar to measure and report the Company’s financial performance and financial position became inappropriate. The impact of the currency translation up to February 26, 2015 is recorded in accumulated other comprehensive income. Under the current rate method for the comparative period presented, all assets and liabilities of the Company’s operations were translated from their Canadian dollar functional currency into United States dollars using the exchange rates in effect on the balance sheet date, shareholders’ equity were translated at the historical rates and revenues, expenses and cash flows were translated at the average rates during the reporting period presented.  The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

5.         Inventory

	March 31, 2015	December 31, 2014

Raw materials	$6,115	$11,126
Finished goods	1,312	2,284
Total inventory	$7,427	$13,410

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

6.         Equipment

		Accumulated
March 31, 2015	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,362)	$1,362
Machinery	94,419	(79,739)	14,679
	$98,142	$(82,101)	$16,041

		Accumulated
December 31, 2014	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,136)	$1,587
Machinery	89,419	(76,722)	12,697
	$93,142	$(78,858)	$14,284

Depreciation expense during the three months ended March 31, 2015 was $3,243 (2014 - $564).

7.         Intangible Assets

In June 2014, Papernuts acquired the rights to the Papernuts trademark for $75,000. Terms of the agreement are as follows:

•         Upon signing the agreement and paying $20,000 (paid in July 2014), the Company received the temporary right to use the Papernuts name and trademark, provided Papernuts comply with certain insurance and other requirements as stipulated by the vendor.

•         Upon payment of an additional $55,000, required to be paid by September 15, 2014 (and paid on that date), Papernuts received permanent use and ownership of the Papernuts name, web domain and any trademarks, patents and rights to sell Papernuts products in the US and Canada.

•         Papernuts is required to pay a royalty of 2% of sales of Papernuts products, to a maximum of $100,000.

•         As part of this agreement, should Papernuts and the vendor not be able to negotiate a distribution contract in the future, Papernuts would be required to acquire certain of the vendor’s inventory and equipment valued at $40,000 (paid in March, 2015). Papernuts has recorded an impairment charge of $35,000 in December, 2014 with respect to this inventory.

Papernuts recorded amortization of $1,844 relating to this asset during the three months ended March 31, 2015 (2014- $Nil) leaving an asset balance of $68,230 as at March 31, 2015 (December 31, 2014 - $70,074).  Amortization over the next five years is expected to be $7,376 per annum.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

8.         Accounts payable and accrued liabilities

             Accounts payable consisted of the following as at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Accounts payable	$69,534	$1,826
Accrued liabilities	87,210	124,074
	$156,744	$125,898

9.         Related Party Transactions and Balances

	March 31, 2015	December 31, 2014

8% Demand loans	$153,082	$99,812
Due to related party	7,561	6,594
Loans payable to related parties	$160,643	$106,406

On August 1, 2012, Papernuts  received loans of $32,445 (CDN$32,500) from shareholders. The loans were unsecured, and were due and payable on demand as they were contracted to meet Papernut’s  2012 general fiscal obligations. In April, 2014 and January 25, 2015 the shareholders made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to Papernuts. As at March 31, 2015 there is principal and interest of $67,554  ($40,290 as at December 31, 2014) outstanding in relation to those loans.

On March 28, 2013 Papernuts  received loans of $18,345 (CDN$18,629) from a shareholder. The loans were unsecured, and were due and payable on demand as they were contracted to meet Papernut’s  2013 general fiscal obligations. The shareholder made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014.  In January, 2015 the shareholder advanced an additional $15,625 (CDN$18,750). As at March 31, 2015, there is principal and interest of $70,514  ($59,522 as at December 31, 2014) outstanding in relation to those loans.

In January, 2015 Papernuts received a loan of $15,625 (CDN$18,750) from a shareholder. As at March 31, 2015, there is a principal and interest of $15,014 (December 31, 2014 - $Nil) outstanding in relation to this loan.

During the periods ended March 31, 2015 and 2014 the shareholders charged interest of $2,500 (CDN$3,101) and $1,573 (CDN$1,736), respectively on these demand loans.  No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

As at March 31, 2015, due to related party included an additional $7,500 (December 31, 2014 - $6,594) in fees and expense reimbursements due to officers of the Company.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

As of March 31, 2015, the Company owes a former director of the Company $61 (December 31, 2014 - $810) for expenditures paid on behalf of the Company.  The amount included in due to related parties is unsecured, non-interest bearing, and has no specified repayment terms.

10.      Loan Payable

On August 1, 2013, Axiom Corp. entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During the year ended August 31, 2014, the third party agreed to increase the maximum principal amount to $85,000.  In the quarter ended March 31, 2015 the third party made additional advances under the line of credit. As at March 31, 2015, the amount outstanding under this line of credit was $73,068 with accrued interest of $6,353. In addition to the line of credit the third party advanced $74,967 to the Company’s trust account in connection with the Stock Purchase Agreement described in Note 1.

11.      Deferred Revenue

In April 2013, Papernuts  entered into an exclusive distribution agreement providing the rights to commercialize and distribute Papernuts’  converter machines in the Ottawa and Hull-Gatineau regions of Canada.

Of the $43,423  up-front licensing fee received, $2,216 has been recognized as revenue during the three months ended March 31, 2015 (three months ended March 31, 2014 - $2,492) and $26,778  has  been recorded as deferred revenue as at March 31, 2015 (December 31, 2014 - $31,607). The balance of deferred revenue will be amortized into contract revenue over the remaining period of Papernuts  obligations under the agreement of approximately 3.1 years.

12.      Stockholder’s Equity

a)         The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share, 5,000,000 shares of Series A Preferred stock with a par value of $0.00001 per share and 5,000,000 shares of Preferred B stock with a par value of $0.00001 per share.

	Number of
Capital stock	Shares	Value

Common Shares:
Common shares issued and outstanding as at December 31, 2014	56,433,333	$564
Common shares of Papernuts issued as of December 31, 2014	1,220,165	798,586
Adjustment for Transaction / Elimination of Papernuts shares and the value of the Company’s capital stock	(1,220,165)	(564)
Shares issued to Papernuts Shareholders in connection with the Transaction	49,714,642	497
Reallocation of Papernuts share capital amounts to reflect the legal capitalization of Axiom subsequent to the transaction	-	(798,022)
Conversion of common shares to Series A and Series B preferred shares(i)	(40,000,000)	(400)
Common Shares as at March 31, 2015	66,147,975	$661

Series A Preferred Shares
Series A preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series A preferred shares(i)	2,666,668	27
Series A Preferred shares as at March 31, 2015	2,666,668	$27

Series B Preferred Shares
Axiom’s series B preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series B preferred shares(i)	1,000,002	10
Series B Preferred shares as at March 31, 2015	1,000,002	$10

Capital stock as at March 31, 2015		$698

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

(i)         In March, 2015 the Company completed agreements with three directors of Papernuts for the cancellation of 40,000,000 Common Shares of the Company in exchange for a combination of newly issued multi-voting Series A Preferred Shares and multiple-voting Series B Preferred Shares.

As per the agreements, the 40,000,000 common shares were converted into 2,666,668 multiple-voting Series A Preferred Shares and 1,000,002 multiple-voting Series B Preferred Shares.

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

The Series A and Series B Preferred Shares are non-redeemable and have a par value of $0.00001 per share.

b)         Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by Papernuts warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015. The Warrants were initially valued at $148,125 using the Black-Scholes pricing model assuming no expected dividends, with a volatility of 100%, expected life of two years and a risk-free rate of 0.43%, and was included in additional paid in capital. As at March 31, 2015 there were 5,650,000 warrants outstanding.

c)       In March, 2015 the Company received $270,000 in subscription proceeds for a $0.30 common share private placement expected to close in the second quarter of 2015.

13.      Contingency

            In the first quarter of 2015 the Company became aware of a potential claim from an individual stating that he was owed $118,427 (CDN$150,000) worth of Papernuts common shares. No action has been commenced as of the date of this report. Management is of the opinion that this potential claim is without merit. Accordingly, no provision has been made in these financial statements.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2015 and 2014

(Expressed in United States Dollars)

14.      Subsequent Events

            There were no subsequent events that would have a material impact on these financial statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Axiom” and “our company” mean Axiom Corp. and our 95.6% majority-owned subsidiary, Papernuts Corporation (“Papernuts Canada”), a  corporation established under the laws of the province of Ontario, Canada, unless otherwise indicated.

Overview

The Company, through our subsidiary Papernuts Canada, provides an alternative packaging solution to plastic and corn based loose fill material. We are taking a new approach to the loose-fill packaging industry currently dominated by the polystyrene plastic “peanut” styrofoam fillers, bubble wrap, air pillows, crumpled paper, foam-in-place and corn starch peanut products.  The waste and inconvenience of dealing with plastic material is a problem for many end users.  It commonly needs to be separated from organic or recyclable waste for proper disposal and lasts for thousands of years in landfills.  Plastic and corn-based fillers typically do a poor job of protecting items as they are smooth and can be easily compressed allowing items to migrate and damage to occur.  Our product “Papernuts” is re-usable whereas most plastic products are not.

Using 100% recycled paper and our Papernuts machine, Papernuts interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located installation forcing the finished product to be transported with a substantial shipping cost to the purchaser. Papernuts is now purchased as a finished product but for high volume users we also have the ability to supply compact Papernuts “Factories” or machines that require only 10 square feet of floor space. Thus, providing the ability to manufacture product protection on site, which reduces the shipping and storage costs associated with competitive products.

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

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the Papernuts Canada Shareholders exchanging a total of 1,166,540 Papernuts Canada Shares (the “Papernuts Exchanged Shares”) for a total of 49,714,642 Company Shares (the “Company Exchanged Shares”). Each Papernuts Exchanged Shares was converted into the number of Papernuts Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”). After the Share Exchange, Papernuts Canada becomes a majority-owned subsidiary of the Company.

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

Issuance of Preferred Stocks

In March, 2015, the Company completed transactions with three directors of Papernuts Corporation for the cancellation of 40,000,000 shares of common stock of the Company in exchange for a combination of newly issued Series A Preferred Shares and Series B Preferred Shares.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 which are included herein.

Our operating results for three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$11,301	$14,195
Cost of revenue	(7,297)	(4,900)
Total expense	386,995	28,988
Net loss	$(384,391)	$(22,543)

Revenue for the three months ended March 31, 2015 was $11,301 (2014 - $14,195) and cost of revenue was $7,297 (2014 - $4,900) for gross profit of $4,004 and $9,295.

Expenditures during the period totaled $386,995 (2014– $28,988).

The Company incurred advertising and promotion expenses of $1,333 (2014 - $Nil) due to increased promotional activity during the period.

The Company incurred interest expenses of $3,591 (2014 – $2,464) in connection with its shareholder loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $8,127 (2014 - $5,549).

The Company incurred rent expenses of $3,273 (2014 - $3,681) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and fees expenses of $156,263 (2014 - $1,214). This expense is expected to be consistent with the current period in the short term.

The Company incurred travel expenses of $5,160 (2014 - $2,195).

The Company had a depreciation and amortization expense of $5,087 (2014- $564) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $683 (2014 – $1,812).

The Company incurred professional fees of $55,353 (2014- $11,508) which include audit and review fees as well as legal counsel. The increase relates to additional costs associated with the share exchange transaction described above.

The Company recorded stock-based compensation expense of $148,125 (2014 - $Nil) relating to warrants issued by the Company during the period. The warrants were valued using the Black-Scholes pricing model.

The Company recorded a loss on foreign exchange of $1,400 (2014 – $2,851) in connection with the fluctuating exchange rate.

The Company had net loss and comprehensive loss of $384,391 (2013 - $22,543).

Liquidity and Capital Resources

Working Capital
	At	At
	March 31,	December 31,
	2015	2014
Current Assets	$235,497	$46,269
Current Liabilities	$480,693	$248,977
Working Capital Deficiency	$(245,196)	$(202,708)

Cash Flows
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Net Cash (Used In) from Operating Activities	$(196,551)	$3,671
Increase in Cash	$128,816	$3,671

Investing Activities

We used $5,000 in investing activities relating to equipment purchases during the three months ended March 31, 2015.

Financing Activities

We received $60,367 in related party loans and advances during the three months ended March 31, 2015. Additionally we received $270,000 in subscription proceeds for a common share private placement we expect to close in the second quarter of 2015.

Future Financings

We have generated minimal revenues, have achieved losses since our inception, and are relying on our ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Our financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

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

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $384,391 for the three months ended March 31, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our 95.6% owned subsidiary, Papernuts Canada. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant estimates include the useful life of its equipment and intangible assets and the valuation of equipment and intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had a cash balance of $137,418 and $8,602 respectively. The Company had funds in trust of $70,747 as at March 31, 2015 (December 31, 2014 - $Nil).

Financial Instruments

The Company’s financial instruments include cash, accounts receivables, bank overdraft, accounts payable and accrued liabilities and loans payable to related parties. The carrying value of these instruments approximates their fair values due to their short-term nature. Cash and accounts receivables are classified as loans and receivables, bank overdraft, accounts payable and accrued liabilities and loans payable to related parties are classified as other financial liabilities, all of which are measured at amortized cost. It is the opinion of Management that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods that the Company reports a net loss, loss per share is not presented on a diluted basis, as the result would be anti-dilutive.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Other than stated below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In the first quarter of 2015 Papernuts became aware of a potential claim from an individual stating that he was owed $150,000 worth of common shares. No action has been commenced as of the date of this report. Management is of the opinion that this potential claim is without merit. Accordingly, no provision has been made in the financial statements.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

In March, 2015, the Company sold  900,000 shares of common stock through a subscription agreement  for total proceeds of  $270,000. The shares were issued at a price of $0.30 per common share.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description

10.1	Form of Subscription Agreement
31.1*	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM CORP.
(Registrant)
Dated: May 18, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director
Dated: May 18, 2015	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer