Form 10-Q
period 2015-06-30
AXIOM CORP.
filed 2015-08-11
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _________________

Commission File Number 333-186078

AXIOM CORP.
(Exact name of registrant as specified in its charter)

Colorado	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

380 Vansickle Road, Unit 600, St. Catharine’s ON Canada L2S 0B5	N/A
(Address of principal executive offices)	(Zip Code)

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

☒   YES ☐    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒   YES ☐    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐   YES ☒    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

67,297,975 common shares issued and outstanding as of August 10, 2015.

AXIOM CORP.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

AXIOM CORP.

TABLE OF CONTENTS

JUNE 30, 2015 AND 2014

Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	Page F-1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014	Page F-2

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit for the six months from January 1 to June 30, 2015	Page F-3

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	Page F-4

Notes to the Unaudited Interim Condensed Consolidated Financial Statements	Pages F-5 to F-15

3

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	Notes	June 30, 2015	December 31, 2014
Assets

Current assets
Cash		$8,955	$8,602
Accounts receivable (net of allowance of $nil (2014 - $nil))		2,183	2,389
Inventory	5	15,010	13,410
Prepaid expenses and other receivables		38,565	21,868
Total current assets		64,713	46,269
Non-current assets
Equipment	6	31,199	14,284
Intangible assets	7	66,386	70,074
Total non-current assets		97,585	84,358
Total assets		$162,298	$130,627

Liabilities
Current liabilities
Accounts payable and accrued liabilities	8	$269,520	$125,898
Other taxes payable		1,469	7,191
Current portion of deferred revenue	11	8,807	9,482
Due to related parties	9	183,142	106,406
Loan payable	10	73,068	-
Total current liabilities		536,006	248,977
Non-current liabilities
Deferred revenue	11	16,146	22,125
Total non-current liabilities		16,146	22,125
Total liabilities		552,152	271,102

Stockholders' Deficit
Capital Stock:
Common stock, (authorized 200,000,000, issued 66,147,975, par value $0.00001 per share)	12	661	798,586
Series A Preferred, (authorized 5,000,000, issued 2,666,668, par value $0.00001 per share	12	27	-
Series B Preferred, (authorized 5,000,000, issued 1,000,002, par value $0.00001 per share	12	10	-
Shares to be issued	12	345,000	-
Additional paid-in capital	12	854,910	-
Accumulated other comprehensive income		36,633	17,807
Deficit		(1,627,095)	(956,868)
Total stockholders’ deficit		(389,854)	(140,475)
Total liabilities and deficit		$162,298	$130,627

Going Concern	1
Contingency	13
Subsequent Events	14

Approved by the Board

“Scott MacRae”	“Jerry Moes”
Director	Director

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

		For the three	For the three	For the six	For the six
		Months ended	Months ended	Months ended	Months ended
	Notes	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue		$14,967	$14,800	$26,268	$28,995
Cost of revenue		7,999	6,716	15,297	11,617
Gross profit		6,968	8,084	10,971	17,378

Expenses
Advertising and promotion		800	578	2,133	578
Interest	9	3,672	2,666	7,263	5,130
Office and general		11,358	2,943	19,483	8,492
Rent		3,765	3,726	7,038	7,407
Salaries and fees		117,309	16,142	273,571	17,356
Travel		4,039	2,173	9,200	4,368
Depreciation and amortization	6, 7	5,087	571	10,174	1,136
Research and development		99,814	-	100,497	1,812
Stock-based compensation	12	-	-	148,125	-
Professional fees		41,664	18,859	97,017	30,367
Total operating expenses		287,508	47,658	674,501	76,645

		(280,540)	(39,574)	(663,530)	(59,267)
Loss on foreign exchange		(5,296)	(4,519)	(6,697)	(7,369)
Net loss and comprehensive loss for the period		$(285,836)	$(44,093)	$(670,227)	$(66,636)

Net loss per share - Basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted		66,147,975	56,433,333	67,729,552	56,433,333

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in United States dollars)

	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Shares to be Issued	Deficit	Total
	$	$	$	$	$	$	$	$
Balance January 1, 2015	798,586	-	-	-	17,807	-	(956,868)	(140,475)
Issuance of warrants	-	-	-	148,125	-	-	-	148,125
Reverse acquisition by Papernuts Canada	(797,525)	-	-	706,422	18,826	-	-	(72,277)
Proceeds of share subscriptions collected	-	-	-	-	-	345,000	-	345,000
Conversion of common shares	(400)	27	10	363	-	-	-	-
Net (loss) for the period	-	-	-	-	-	-	(670,227)	(670,227)
Balance June 30, 2015	661	27	10	854,910	36,633	345,000	(1,627,095)	(389,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014
Operating activities
Net loss for the period	$(670,227)	$(66,636)
Depreciation and amortization	10,174	1,136
Stock-based compensation	148,125	-
Accrued interest on shareholder loans	5,387	3,440
Non-cash consulting services provided	-	4,894
Changes in accounts receivable	205	329
Change in inventory	(1,600)	4,233
Changes in prepaid expenses	(16,696)	(2,966)
Changes in accounts payable and accrued liabilities and other taxes payable	149,672	117,855
Changes in deferred revenue	(6,653)	(6,138)
Net cash flows (used in) generated by operating activities	(381,613)	56,147

Investing activities
Purchase of intangible assets	-	(75,000)
Purchase of equipment	(23,401)	(14,440)
Net cash flows used in investing activities	(23,401)	(89,440)

Financing activities
Proceeds from common shares to be issued	345,000	-
Related party loans and advances	60,367	40,940
Net cash flows generated by financing activities	405,367	40,940

Net increase in cash	353	7,647
Cash (bank overdraft), beginning of period	8,602	(190)
Cash, end of period	$8,955	$7,457

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase a total of 5,650,000 shares of the Company’s Common Stock at exercise prices ranging from $0.056 to $0.075 per share. These warrants have terms which are the same as and replace warrants previously held by Papernuts warrant holders. (see also note 12).

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

At June 30, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,627,095 and expects to incur further losses in the development of its business, all of which casts significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Although the Company has been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company.

During the period approximately 58% of revenues were derived from one customer (2014 – 69% from this same customer).

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had a cash balance of $8,955 and $8,602 respectively.

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

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

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

A summary of the transaction is as follows:

Deemed issuance of 49,714,642 post-Transaction common shares to the former shareholders of Papernuts Canada	$124,287

Cash and funds held in trust	$74,967
Accounts payable and accrued liabilities	(17,974)
Due to related parties	(61)
Loans payable	(148,035)
Listing costs reallocated to additional paid-in capital	215,390
Value attributed to Papernuts shares issued	$124,287

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

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

5.	Inventory

	June 30, 2015	December 31, 2014

Raw materials	$14,465	$11,126
Finished goods	545	2,284
Total inventory	$15,010	$13,410

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

6.	Equipment

		Accumulated
June 30, 2015	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,587)	$1,136
Machinery	112,820	(82,757)	30,063
	$116,543	$(85,344)	$31,199

		Accumulated
December 31, 2014	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,136)	$1,587
Machinery	89,419	(76,722)	12,697
	$93,142	$(78,858)	$14,284

Depreciation expense during the six months ended June 30, 2015 was $6,486 (2014 - $1,136).

7.	Intangible Assets

In June 2014, Papernuts acquired the rights to the Papernuts trademark for $75,000. Terms of the agreement are as follows:

•	Upon signing the agreement and paying $20,000 (paid in July 2014), the Company received the temporary right to use the Papernuts name and trademark, provided Papernuts comply with certain insurance and other requirements as stipulated by the vendor.

•	Upon payment of an additional $55,000, required to be paid by September 15, 2014 (and paid on that date), Papernuts received permanent use and ownership of the Papernuts name, web domain and any trademarks, patents and rights to sell Papernuts products in the US and Canada.

•	Papernuts is required to pay a royalty of 2% of sales of Papernuts products, to a maximum of $100,000.

•	As part of this agreement, should Papernuts and the vendor not be able to negotiate a distribution contract in the future, Papernuts would be required to acquire certain of the vendor’s inventory and equipment valued at $40,000 (paid in March, 2015). Papernuts has recorded an impairment charge of $35,000 in December, 2014 with respect to this inventory.

Papernuts recorded amortization of $3,688 relating to this asset during the six months ended June 30, 2015 (2014- $Nil) leaving an asset balance of $66,386 as at June 30, 2015 (December 31, 2014 - $70,074). Amortization over the next five years is expected to be $7,376 per annum.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

8.	Accounts payable and accrued liabilities

Accounts payable consisted of the following as at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Accounts payable	$175,711	$1,826
Accrued liabilities	93,809	124,074
	$269,520	$125,898

9.	Related Party Transactions and Balances

	June 30, 2015	December 31, 2014

8% Demand loans	$158,082	$99,812
Due to related party	25,060	6,594
Payable to related parties	$183,142	$106,406

On August 1, 2012, PaperNuts Canada received loans of $32,445 (CDN$32,500) from shareholders Jim Vanderzalm and Rob Moes. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2012 general fiscal obligations. In April, 2014 and January 25, 2015 Mr. Moes made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to PapernNuts Canada. As at June 30, 2015 there is principal and interest of $69,743 ($40,290 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended June 30, 2015 was $69,743, including principal of $62,050.

On March 28, 2013 PaperNuts Canada received loans of $18,345 (CDN$18,629) from Jerry Moes, shareholder and director of PaperNuts Canada. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2013 general fiscal obligations. Mr. Moes made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014. In January, 2015 Mr. Moes advanced an additional $15,625 (CDN$18,750). As at June 30, 2015, there is principal and interest of $72,813 ($59,522 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended June 30, 2015 was $72,813 including principal of $65,481.

In January, 2015 PaperNuts Canada received a loan of $15,625 (CDN$18,750) from Ron Vanderzalm, a shareholder of PaperNuts Canada. As at June 30, 2015, there is a principal and interest of $15,525 (December 31, 2014 - $Nil) outstanding in relation to this loan. The largest outstanding balance during the period ended June 30, 2015 was $15,525 including principal of $15,012.

During the periods ended June 30, 2015 and 2014 the shareholders above charged interest of $5,387 (CDN$6,652) and $3,440 (CDN$3,772), respectively on these demand loans. No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

9.	Related Party Transactions and Balances - continued

During the year ended December 31, 2013, Joanne Secord, a former vice-president of PaperNuts Canada earned sales commissions of CDN$18,596 and earned additional sales commissions of CDN$6,044 in 2014. These commissions were satisfied through the issuance of 50,000 common shares on April 2, 2014.

In June 2014, PaperNuts Canada received an advance of CDN$25,000 from Scott MacRae, a director of PaperNuts Canada. This amount was non-interest bearing and was repaid in July, 2014.

As of June 30, 2015, the Company owes Mr. Kotni, a former director of the Company $Nil (December 31, 2014 - $810) for expenditures paid on behalf of the Company. The amount included in due to related parties is unsecured, non-interest bearing, and has no specified repayment terms.

As at June 30, 2015, due to related party included an additional $25,060 (December 31, 2014 - $6,594) in fees and due to officers and directors of the Company, including Tyler Pearson, CEO, Andrew Hilton, CFO and Scott MacRae, director.

10.	Loan Payable

On August 1, 2013, Axiom Corp. entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During 2014, the third party agreed to increase the maximum principal amount to $85,000. In the six months ended June 30, 2015 the third party made additional advances under the line of credit. As at June 30, 2015, the amount outstanding under this line of credit was $73,068 with accrued interest of $7,137. In addition to the line of credit the third party advanced $74,967 to the Company’s trust account in connection with the Stock Purchase Agreement described in Note 1. This latter amount was repaid in April, 2015.

11.	Deferred Revenue

In April 2013, Papernuts entered into an exclusive distribution agreement providing the rights to commercialize and distribute Papernuts’ converter machines in the Ottawa and Hull-Gatineau regions of Canada.

Of the $44,035 (CDN$55,000) up-front licensing fee received, $4,452 has been recognized as revenue during the six months ended June 30, 2015 (six months ended June 30, 2014 - $5,069) and $24,953 has been recorded as deferred revenue as at June 30, 2015 (December 31, 2014 - $31,607). The balance of deferred revenue will be amortized into contract revenue over the remaining period of Papernuts obligations under the agreement of approximately 2.8 years.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

12.	Stockholder’s Equity

a)	The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share, 5,000,000 shares of Series A Preferred stock with a par value of $0.00001 per share and 5,000,000 shares of Preferred B stock with a par value of $0.00001 per share.

	Number of
Capital stock	Shares	Value

Common Shares:
Common shares issued and outstanding as at December 31, 2014	56,433,333	$564
Common shares of Papernuts issued as of December 31, 2014	1,220,165	798,586
Adjustment for Transaction / Elimination of Papernuts shares and the value of the Company’s capital stock	(1,220,165)	(564)
Shares issued to Papernuts Shareholders in connection with the Transaction	49,714,642	497
Reallocation of Papernuts share capital amounts to reflect the legal capitalization of Axiom subsequent to the transaction	-	(798,022)
Conversion of common shares to Series A and Series B preferred shares(i)	(40,000,000)	(400)
Common Shares as at June 30, 2015	66,147,975	$661

Series A Preferred Shares
Series A preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series A preferred shares(i)	2,666,668	27
Series A Preferred shares as at June 30, 2015	2,666,668	$27

Series B Preferred Shares
Axiom’s series B preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series B preferred shares(i)	1,000,002	10
Series B Preferred shares as at June 30, 2015	1,000,002	$10

Capital stock as at June 30, 2015		$698

(i)	In March, 2015 the Company completed agreements with three directors of Papernuts for the cancellation of 40,000,000 Common Shares of the Company in exchange for a combination of newly issued multi-voting Series A Preferred Shares and multiple-voting Series B Preferred Shares.

As per the agreements, the 40,000,000 common shares were converted into 2,666,668 multiple-voting Series A Preferred Shares and 1,000,002 multiple-voting Series B Preferred Shares.

Series A Preferred Shares are convertible into Common Shares at the option of the holder at a ratio of 1:10, meaning each Preferred A Share can convert into ten (10) Common Shares of the Company. In addition, holders of each Series A Preferred Share shall have the right to one (1) vote for each Common Share into which such Series A Preferred Share could be converted. Assuming the exercise of all convertible securities including warrants, the Series A Preferred Shares represent 7.7% of the total voting power of the Company’s shareholders.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

June 30, 2015 and 2014

(Expressed in United States Dollars)

12.	Stockholder’s Equity - continued

Series B Preferred Shares are convertible into Common Shares at the option of the holder at a ratio of 1:10, meaning each Preferred B Share can convert into ten (10) Common Shares of the Company. In addition, holders of each Series B Preferred Share shall have the right to twenty-five (25) votes for each Common Share into which such Series B Preferred Share could be converted. Assuming the exercise of all convertible securities including warrants, the Series B Preferred Shares represent 71.7% of the total voting power of the Company’s shareholders.

The Series A and Series B Preferred Shares are non-redeemable and have a par value of $0.00001 per share.

b)	Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by Papernuts warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015. The Warrants were initially valued at $148,125 using the Black-Scholes pricing model assuming no expected dividends, with a volatility of 100%, expected life of two years and a risk-free rate of 0.43%, and was included in additional paid in capital. As at June 30, 2015 there were 5,650,000 warrants outstanding.

c)

In March, 2015 the Company sold 900,000 shares of common stock to a private investor for total proceeds of $270,000. In May, 2015 the Company sold 250,000 shares of common stock to a private investor for total proceeds of $75,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 which are included herein.

Our operating results for three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue	$14,967	$14,800	$26,268	$28,995
Cost of revenue	(7,999)	(6,716)	(15,297)	(11,617)
Total expense	287,508	47,658	674,501	76,645
Net loss	$(285,836)	$(44,093)	$(670,227)	$(66,636)

Six Months Ended June 30, 2014

Revenue for Revenue for the six months ended June 30, 2015 was $26,268 (2014 - $28,995) and cost of revenue was $15,297 (2014 - $11,617) for gross profit of $10,971 and $17,378. Revenue is expected to increase as its newly designed retail machines are available for sale, which management expects to be in the fourth quarter of 2015.

The Company believes that all patents which have recently expired can be extended based on noticeable improvements to the machine/apparatus as well as the finished product itself. The Company has introduced an entirely new generation of PaperNuts machines that was designed to service a variety of large retail channels/outlets across North America and ultimately abroad as the business grows. The Company has filed provisional patents on these new machines and the associated intellectual property.

Expenditures during the six month period ended June 30, 2015 totaled $674,501 (2014– $76,645) which include the below items:

The Company incurred advertising and promotion expenses of $2,133 (2014 - $578) due to increased promotional activity during the period.

The Company incurred interest expenses of $7,263 (2014 – $5,130) in connection with its shareholder loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $19,485 (2014 - $8,492).

The Company incurred rent expenses of $7,038 (2014 - $7,407) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and fees expenses of $273,571 (2014 - $17,356). Fees were higher than expected in the first quarter of 2015 as a result of the share exchange transaction.

The Company incurred travel expenses of $9,200 (2014 - $4,368).

The Company had a depreciation and amortization expense of $10,174 (2014- $1,136) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $100,497 (2014 – $1,812). The increase in research and development costs relates to the design and development of the Company’s latest PaperNuts converter which was completed at the end of June, 2015.

The Company incurred professional fees of $97,017 (2014- $30,367) which include audit and review fees as well as legal counsel. The increase relates to additional costs associated with the share exchange transaction described above.

The Company recorded stock-based compensation expense of $148,125 (2014 - $Nil) relating to warrants issued by the Company during the period. The warrants were valued using the Black-Scholes pricing model.

The Company recorded a loss on foreign exchange of $6,697 (2014 – $7,369) in connection with the fluctuating exchange rate.

The Company had net loss and comprehensive loss of $670,227 (2014 - $66,636).

Three Months Ended June 30, 2014

Revenue for the three months ended March 31, 2015 was $14,967 (2014 - $14,800) and cost of revenue was $7,999 (2014 - $6,716) for gross profit of $6,968 and $8,084.

Expenditures during the three month period ended June 30, 2015 totaled $281,000 (2014– $47,658) which include the below items:

The Company incurred advertising and promotion expenses of $800 (2014 - $578) due to increased promotional activity during the period.

The Company incurred interest expenses of $3,672 (2014 – $2,666) in connection with its shareholder loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $11,358 (2014 - $2,943).

The Company incurred rent expenses of $3,765 (2014 - $3,726) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and fees expenses of $117,309 (2014 - $16,142). This expense is expected to be consistent in the short term.

The Company incurred travel expenses of $4,039 (2014 - $2,173).

The Company had a depreciation and amortization expense of $5,087 (2014- $571) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $99,814 (2014 – $Nil). The increase in research and development costs relates to the design and development of the Company’s latest PaperNuts converter which was completed at the end of June, 2015.

The Company incurred professional fees of $41,664 (2014- $18,859) which include audit and review fees as well as legal counsel.

The Company recorded a loss on foreign exchange of $5,296 (2014 – $4,518) in connection with the fluctuating exchange rate.

The Company had net loss and comprehensive loss of $285,836 (2014 - $44,093).

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	December 31,
	2015	2014
Current Assets	$64,713	$46,269
Current Liabilities	$536,006	$248,977
Working Capital Deficiency	$(471,293)	$(202,708)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015

Cash Flows
Net Cash (Used In) from Operating Activities	$(381,613)	$56,147
Increase in Cash	$353	$7,647

The Company had working capital deficit of approximately $471,293 as at June 30, 2015 (December 31, 2014 - $202,708). The Company has some revenue but additional funding will be required for working capital and further expansion of the business. Management believes that it will have sufficient capital to fund its operations for the next twelve months. Our financial statements for the three and six months ended June 30, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing as well as product sales. We estimate that our expenses over the next 12 months will be approximately $1,085,000 which consists of salaries and management fees of $625,000, professional fees of $100,000, research and development expenses of $275,000, administrative expenses of $70,000 and interest of $15,000. We further anticipate fixed purchases of approximately $500,000 over the next twelve months. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

In addition to product sales, we intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We decided to become a reporting company to be better equipped to raise capital by providing transparency to the public about our operations and development. There is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the funds necessary to implement our business plan as anticipated, we will scale back our business development in line with available capital. Our main priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on developing our marketing our products, and paying consulting and management fees. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Management is unaware of any demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Investing Activities

We used $23,401 in investing activities relating to equipment purchases during the period ended June 30, 2015.

Financing Activities

We received $60,367 in related party loans and advances during the period ended June 30, 2015. In May, 2015 the Company received $75,000 for common stock sold to a private investor.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $670,227 for the six months ended June 30, 2015. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had a cash balance of $8,955 and $8,602 respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2015 the Company sold 250,000 shares of common stock to a private investor for total proceeds of $75,000. The shares were issued at a price of $0.30 per common share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Subscription Agreement
31.1**	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the Securities and Exchange Commission on May 18, 2015 as an exhibit to the Company’s Form 10-Q, which exhibit is incorporated herein by reference.

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM CORP.
(Registrant)

Dated: August 11, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: August 11, 2015	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

