Form 10-Q
period 2015-09-30
AXIOM CORP.
filed 2015-11-09
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

67,397,975 common shares issued and outstanding as of November 9th, 2015.

AXIOM CORP.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

AXIOM CORP.

TABLE OF CONTENTS

SEPTEMBER 30, 2015 AND 2014

Unaudited Interim Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	Page F-1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014	Page F-2

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit for the nine months From January 1 to September 30, 2015	Page F-3

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	Page F-4

Notes to the Unaudited Interim Condensed Consolidated Financial Statements	Pages F-5 to F-16

3

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	Notes	September 30, 2015	December 31, 2014
Assets

Current assets
Cash		$99,898	$8,602
Accounts receivable (net of allowance of $nil (2014 - $nil))		4,389	2,389
Inventory	5	10,721	13,410
Prepaid expenses and other receivables		34,777	21,868
Total current assets		149,785	46,269
Non-current assets
Equipment	6	26,422	14,284
Intangible assets	7	64,541	70,074
Total non-current assets		90,963	84,358
Total assets		$240,748	$130,627

Liabilities
Current liabilities
Accounts payable and accrued liabilities	8	$305,371	$125,898
Other taxes payable		1,374	7,191
Current portion of deferred revenue	11	8,243	9,482
Due to related parties	9	192,221	106,406
Loans payable	10	273,068	-
Total current liabilities		780,277	248,977
Non-current liabilities
Deferred revenue	11	13,051	22,125
Total non-current liabilities		13,051	22,125
Total liabilities		793,328	271,102

Stockholders' Deficit
Capital Stock:
Common stock, (authorized 200,000,000, issued 67,397,975, par value $0.00001 per share)	12	674	798,586
Series A Preferred, (authorized 5,000,000, issued 2,666,668, par value $0.00001 per share	12	27	-
Series B Preferred, (authorized 5,000,000, issued 1,000,002, par value $0.00001 per share	12	10	-
Additional paid-in capital	12	1,211,241	-
Accumulated other comprehensive income		36,633	17,807
Deficit		(1,770,056)	(956,868)
Axiom Corporation Ltd. Stockholders’ equity		(521,471)	(140,475)
Non-controlling interest		(31,109)	-
Total stockholders’ deficit		(552,580)	(140,475)
Total liabilities and deficit		$240,748	$130,627

Going Concern	1
Contingency	13
Subsequent Events	14

Approved by the Board

“Scott MacRae”	“Jerry Moes”
Director	Director

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

		For the three	For the three	For the nine	For the nine
		Months ended	Months ended	Months ended	Months ended
	Notes	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue		$16,628	$15,761	$42,896	$44,755
Cost of revenue		7,505	2,786	22,801	14,402
Gross profit		9,123	12,975	20,095	30,353

Expenses
Advertising and promotion		50	8,338	2,182	8,915
Interest	9	4,354	2,048	11,617	7,178
Office and general		9,084	10,718	28,569	19,210
Rent		3,104	3,731	10,142	11,138
Salaries and fees		112,227	25,716	385,798	43,072
Travel		(2,126)	1,236	7,074	5,604
Depreciation and amortization	6, 7	6,621	2,418	16,795	3,554
Research and development		105	-	100,602	1,812
Stock-based compensation	12	-	-	148,125	-
Professional fees		59,014	34,202	156,031	64,569
Total operating expenses		192,433	88,407	866,935	165,052

		(183,310)	(75,432)	(846,840)	(134,699)
Impairment of assets		-	(19,283)	-	(19,283)
Gain (loss) on foreign exchange		16,583	78	9,887	(7,291)
Net loss and comprehensive loss for the period		$(166,727)	$(94,637)	$(836,953)	$(161,273)
Net loss and comprehensive loss attributed to non-controlling interest		(4,955)	-	(23,765)	-
Net loss and comprehensive loss attributed to Axiom Corporation		(161,772)	-	(813,188)	-

Net loss per share - Basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted		66,991,997	56,433,333	67,480,998	56,433,333

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in United States dollars)

	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Non- controlling interest	Total
	$	$	$	$	$	$	$	$
Balance January 1, 2015	798,586	-	-	-	17,807	(956,868)		(140,475)
Issuance of warrants	-	-	-	148,125	-	-		148,125
Reverse acquisition by Papernuts Canada	(797,525)	-	-	713,766	18,826	-	(7,344)	(72,277)
Shares issued for services	1	-	-	3,999				4,000
Proceeds of share subscriptions collected	12	-	-	344,988	-	-		345,000
Conversion of common shares	(400)	27	10	363	-	-		-
Net (loss) for the period	-	-	-	-	-	(813,188)	(23,765)	(836,953)
Balance September 30, 2015	674	27	10	1,211,241	36,633	(1,770,056)	(31,109)	(552,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014
Operating activities
Net loss for the period	$(836,953)	$(161,273)
Depreciation and amortization	16,795	3,554
Impairment of equipment		19,283
Stock-based compensation	148,125	-
Accrued interest on shareholder loans	8,130	5,348
Non-cash consulting services provided	4,000	4,894
Changes in accounts receivable	(2,000)	885
Change in inventory	2,689	(1,361)
Changes in prepaid expenses	(12,907)	(14,451)
Changes in accounts payable and accrued liabilities and other taxes payable	190,524	32,854
Changes in deferred revenue	(9,073)	(9,623)
Net cash flows (used in) operating activities	(490,670)	(119,887)

Investing activities
Purchase of intangible assets	-	(75,000)
Purchase of equipment	(23,401)	(32,077)
Net cash flows used in investing activities	(23,401)	(107,077)

Financing activities
Proceeds from common shares issued	345,000	482,006
Proceeds from loan advance	200,000	-
Related party loans and advances	60,367	18,008
Net cash flows generated by financing activities	605,367	500,014

Net increase in cash	91,296	273,050
Cash (bank overdraft) , beginning of period	8,602	(190)
Cash, end of period	$99,898	$272,860

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

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

At September 30, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,793,821 and expects to incur further losses in the development of its business, all of which casts significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Although the Company has been successful in the past in obtaining financing, there remains significant doubt that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. During the period approximately 59% of revenues were derived from one customer (2014 – 62% from this same customer).

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had a cash balance of $99,898 and $8,602 respectively.

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

For the three and nine months ended September 30, 2015 and 2014

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

For the three and nine months ended September 30, 2015 and 2014

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

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

For the three and nine months ended September 30, 2015 and 2014

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

5.	Inventory

	September 30, 2015	December 31, 2014

Raw materials	$9,241	$11,126
Finished goods	1,480	2,284
Total inventory	$10,721	$13,410

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Expressed in United States Dollars)

6.	Equipment

		Accumulated
September 30, 2015	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,813)	$910
Machinery	53,848	(28,336)	25,512
	$57,571	$(31,149)	$26,422

		Accumulated
December 31, 2014	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,136)	$1,587
Machinery	89,419	(76,722)	12,697
	$93,142	$(78,858)	$14,284

The Company decreased the cost of machinery and the corresponding accumulated depreciation by $58,971 from the second quarter, to eliminate machinery that has been fully depreciated in the period. The net book value remains unaffected by the adjustment.

Depreciation expense during the nine months ended September 30, 2015 was $11,263 (2014 - $1,829). During the nine months ended September 30, 2015 the Company recorded an impairment charge of $Nil (2014 - $19,283) with respect to its equipment.

7.	Intangible Assets

In June 2014, Papernuts acquired the rights to the Papernuts trademark for $75,000. Terms of the agreement are as follows:

●	Upon signing the agreement and paying $20,000 (paid in July 2014), the Company received the temporary right to use the Papernuts name and trademark, provided Papernuts comply with certain insurance and other requirements as stipulated by the vendor.
●	Upon payment of an additional $55,000, required to be paid by September 15, 2014 (and paid on that date), Papernuts received permanent use and ownership of the Papernuts name, web domain and any trademarks, patents and rights to sell Papernuts products in the US and Canada.
●	Papernuts is required to pay a royalty of 2% of sales of Papernuts products, to a maximum of $100,000.
●	As part of this agreement, should Papernuts and the vendor not be able to negotiate a distribution contract in the future, Papernuts would be required to acquire certain of the vendor’s inventory and equipment valued at $40,000 (paid in March, 2015). Papernuts has recorded an impairment charge of $35,000 in December, 2014 with respect to this inventory.

Papernuts recorded amortization of $5,532 relating to this asset during the nine months ended September 30, 2015 (2014- $1,844) leaving an asset balance of $64,541 as at September 30, 2015 (December 31, 2014 - $70,074). Amortization over the next five years is expected to be $7,376 per annum.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Expressed in United States Dollars)

8.	Accounts payable and accrued liabilities

Accounts payable consisted of the following as at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Accounts payable	$249,244	$1,826
Accrued liabilities	56,127	124,072
	$305,371	$125,898

9.	Related Party Transactions and Balances

	September 30, 2015	December 31, 2014

8% Demand loans	$150,644	$99,812
Due to related party	41,577	6,594
Payable to related parties	$192,221	$106,406

On August 1, 2012, PaperNuts Canada received loans of $32,445 (CDN$32,500) from shareholders Jim Vanderzalm and Rob Moes. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2012 general fiscal obligations. In April, 2014 and January 25, 2015 Mr. Moes made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to PaperNuts Canada. As at September 30, 2015 there is principal and interest of $66,443 ($40,290 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended September 30, 2015 was $66,443, including principal of $58,074.

On March 28, 2013, PaperNuts Canada received loans of $18,345 (CDN$18,629) from Jerry Moes, shareholder and director of PaperNuts Canada. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2013 general fiscal obligations. Mr. Moes made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014. In January, 2015 Mr. Moes advanced an additional $15,625 (CDN$18,750). As at September 30, 2015, there is principal and interest of $69,384 ($59,522 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended September 30, 2015 was $69,094 including principal of $61,286.

In January, 2015, PaperNuts Canada received a loan of $15,625 (CDN$18,750) from Ron Vanderzalm, a shareholder of PaperNuts Canada. As at September 30, 2015, there is a principal and interest of $14,817 (December 31, 2014 - $Nil) outstanding in relation to this loan. The largest outstanding balance during the period ended September 30, 2015 was $14,817 including principal of $14,050.

During the periods ended September 30, 2015 and 2014 the shareholders above charged interest of $8,130 (CDN$10,242) and $5,348 (CDN$5,849), respectively on these demand loans. No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Expressed in United States Dollars)

9.	Related Party Transactions and Balances - continued

During the year ended December 31, 2013, Joanne Secord, a former vice-president of PaperNuts Canada earned sales commissions of CDN$18,596 and earned additional sales commissions of CDN$6,044 in 2014. These commissions were satisfied through the issuance of 50,000 common shares on April 2, 2014.

In June, 2014, PaperNuts Canada received an advance of CDN$25,000 from Scott MacRae, a director of PaperNuts Canada. This amount was non-interest bearing and was repaid in July, 2014.

As of September 30, 2015, the Company owes Mr. Kotni, a former director of the Company $Nil (December 31, 2014 - $810) for expenditures paid on behalf of the Company. The amount included in due to related parties is unsecured, non-interest bearing, and has no specified repayment terms.

As at September 30, 2015, due to related party included an additional $41,577 (December 31, 2014 - $6,594) in fees and due to officers of the Company, including Tyler Pearson, CEO, Scott MacRae, Director and Andrew Hilton, CFO.

10.	Loan Payable

(a)

On August 1, 2013, Axiom Corp. entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand. During 2014, the third party agreed to increase the maximum principal amount to $85,000, however no amount was borrowed as of December 31, 2014. In the nine months ended September 30, 2015 the third party made additional advances under the line of credit. As at September 30, 2015, the amount outstanding under this line of credit was $73,068 with accrued interest of $8,610. In addition to the line of credit the third party advanced $74,967 to the Company’s trust account in connection with the Share Exchange Agreement described in Note 1. This latter amount was repaid in April, 2015.

(b)	On September 11, 2015 the Company received $200,000 via the issuance of a non-interest bearing demand note. The note was repaid subsequent to September 30, 2015 as described in Note 14. The Company paid $10,000 in legal and administration fees in connection with this note.

11.	Deferred Revenue

In April 2013, Papernuts entered into an exclusive distribution agreement providing the rights to commercialize and distribute Papernuts’ converter machines in the Ottawa and Hull-Gatineau regions of Canada.

Of the $44,035 (CDN$55,000) up-front licensing fee received, $6,554 has been recognized as revenue during the nine months ended September 30, 2015 (nine months ended September 30, 2014 - $7,594) and $21,294 has been recorded as deferred revenue as at September 30, 2015 (December 31, 2014 - $31,607). The balance of deferred revenue will be amortized into contract revenue over the remaining period of Papernuts obligations under the agreement of approximately 2.5 years.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Expressed in United States Dollars)

12.	Stockholder’s Equity

a)	The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share, 5,000,000 shares of Series A Preferred stock with a par value of $0.00001 per share and 5,000,000 shares of Preferred B stock with a par value of $0.00001 per share.

	Number of
Capital stock	Shares	Value

Common Shares:
Common shares issued and outstanding as at December 31, 2014	56,433,333	$564
Common shares of Papernuts issued as of December 31, 2014	1,220,165	798,586
Adjustment for Transaction / Elimination of Papernuts shares and the value of the Company’s capital stock	(1,220,165)	(564)
Shares issued to Papernuts Shareholders in connection with the Transaction	49,714,642	497
Reallocation of Papernuts share capital amounts to reflect the legal capitalization of Axiom subsequent to the transaction	-	(798,022)
Conversion of common shares to Series A and Series B preferred shares(i)	(40,000,000)	(400)
Issuance of common shares via private sale (c)	1,150,000	12
Shares issued for services (d)	100,000	1
Common Shares as at September 30, 2015	67,397,975	$674

Series A Preferred Shares
Series A preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series A preferred shares(i)	2,666,668	27
Series A Preferred shares as at September 30, 2015	2,666,668	$27

Series B Preferred Shares
Axiom’s series B preferred shares issued and outstanding as at December 31, 2014	-	$-
Conversion of common shares to Series B preferred shares(i)	1,000,002	10
Series B Preferred shares as at September 30, 2015	1,000,002	$10

Capital stock as at September 30, 2015		$711

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

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

The Series A and Series B Preferred Shares are non-redeemable and have a par value of $0.00001 per share.

b)	Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by Papernuts warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015. The Warrants were initially valued at $148,125 using the Black-Scholes pricing model assuming no expected dividends, a volatility of 100%, expected life of two years and a risk-free rate of 0.43%, the value of which is included in additional paid in capital. As at September 30, 2015 there were 5,650,000 warrants outstanding.

c)	In March, 2015 the Company received $270,000 from a private investor in a private sale in exchange for 900,000 shares of the Company’s common stock. In May, 2015 the Company received $75,000 from a private investor in a private sale in exchange for 250,000 shares of the Company’s common stock

d)	In September, 2015 the Company issued 100,000 common shares to an advisory firm for services rendered. The services were valued at $4,000.

13.	Contingency

In the first quarter of 2015 the Company became aware of a potential claim from an individual stating that he was owed $118,427 (CDN$150,000) worth of Papernuts common shares. No action has been commenced as of the date of this report. Management is of the opinion that this potential claim is without merit. Accordingly, no provision has been made in these financial statements.

Axiom Corp. and Subsidiary

Notes to the Interim Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2015 and 2014

(Expressed in United States Dollars)

14.	Subsequent Events

On October 16, 2015, the Company closed a financing transaction pursuant to Securities Purchase Agreements, dated October 5, 2015 (the “Securities Purchase Agreements”) and Convertible Promissory Notes, dated October 5, 2015 (the “Notes”), each entered into by the Company and two investors (the “Purchasers”). Pursuant to the Securities Purchase Agreements, as described below, the principal amount of the Notes is $612,250, and the purchase price of the Notes is $575,000. The terms of the Notes are as follows:

The Notes, dated October 5, 2015, (the “Issue Date”), earn interest at an annual rate equal to 10% and provide for a maturity date of October 5, 2016. The funding calls for $250,000 at the time of closing of the Securities Purchase Agreements and Notes, $75,000 upon the filing of a registration statement with the Securities and Exchange Commission (the “SEC”), $50,000 upon receipt of the first round of comments from the SEC regarding the registrations statement, $100,000 upon the effectiveness of the registration statement, and at the Company’s option, $100,000 thirty (30) days after the registration statement becomes effective. As part of the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement (‘RRA”) with the Purchasers. Pursuant to the RRA, the Company shall use its best efforts to file a registration statement on Form S-1 (the “Registration Statement) with the SEC, registering the shares of common stock which may be issued to the Purchasers pursuant to the Securities Purchase Agreements. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC.

Any amount of principal or interest not paid when due on the Notes will bear interest at an annual rate of 24% applied from the due date until the date of payment. The Notes carry an original issue discount of $28,750. The Company agrees to pay the Purchasers $8,500 to cover certain fees incurred in connection with the Securities Purchase Agreements and Notes. The original issue discount and the amount for fees are included in the initial principal amount of the Notes.

The conversion price is equal to 60% multiplied by the lowest average trading price for the Company’s common stock during the twenty (20) day trading period ending on the latest complete trading day prior to the date of conversion. While the Purchasers’ conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Notes.

In the event the Company redeems the Notes in full, the Company is required to pay off all principal balance, interest and any other amounts owing multiplied by 125%. In the event of default, the amount of principal and accrued interest will be due immediately, multiplied by 130%. The Securities Purchase Agreements restricts the ability of the Purchasers to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Subsequent to September 30, 2015, the Company repaid the loan payable of $200,000 to the original lender due to arranging another loan payable of $200,000 with a different arm’s length lender.

Subsequent events have been evaluated up to and including November 6, 2015.

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

Using 100% recycled paper and our Papernuts machine, Papernuts interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers).

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

Financing

On October 16, 2015, the Company closed a financing transaction pursuant to Securities Purchase Agreements, dated October 5, 2015 (the “Securities Purchase Agreements”) and Convertible Promissory Notes, dated October 5, 2015 (the “Notes”), each entered into by the Company and two investors (the “Purchasers”). Pursuant to the Securities Purchase Agreements, as described below, the principal amount of the Notes is $612,250, and the purchase price of the Notes is $575,000. The conversion price is equal to 60% multiplied by the lowest average trading price for the Company’s common stock during the twenty (20) day trading period ending on the latest complete trading day prior to the date of conversion. While the Purchasers’ conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Notes.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 which are included herein.

Our operating results for three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue	$16,628	$15,761	$42,896	$44,755
Cost of revenue	(7,505)	(2,786)	(22,801)	(14,402)
Total expense	192,433	88,407	866,935	165,052
Net loss	$(166,727)	$(94,637)	$(836,953)	$(161,273)

Nine Months Ended September 30, 2015

Revenue for Revenue for the nine months ended September 30, 2015 was $42,896 (2014 - $44,755) and cost of revenue was $22,801 (2014 - $14,402) for gross profit of $20,095 and $30,353. Revenue is expected to increase when the newly designed retail machines are available for sale. Management expects development of the machines to be completed in the fourth quarter of 2015 with a corresponding increase in sales in the first and second quarters of 2016.

The Company believes that all expired patents can be extended based on noticeable improvements to the machine/apparatus as well as the finished product itself. The Company has filed provisional patents on these new machines and the associated intellectual property. The Company has introduced an entirely new generation of PaperNuts machines that was designed to service a variety of large retail channels/outlets across North America and ultimately abroad as the business grows. We expect to file provisional patents on the retail machine in the fourth quarter.

Expenditures during the nine month period ended September 30, 2015 totaled $866,935 (2014– $165,052) which include the below items:

The Company incurred advertising and promotion expenses of $2,182 (2014 - $8,915) in connection with promotional activity during the period.

The Company incurred interest expenses of $11,617 (2014 – $7,178) in connection with its shareholder loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $28,569 (2014 - $19,210).

The Company incurred rent expenses of $10,142 (2014 - $11,138) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and consulting fees expenses of $385,798 (2014 - $43,072). Fees were higher than expected in the first quarter of 2015 as a result of the share exchange transaction. These costs are expected to be reduced in the short-term.

The Company incurred travel expenses of $7,074 (2014 - $5,604).

The Company had a depreciation and amortization expense of $16,795 (2014- $3,554) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $100,602 (2014 – $1,812). The increase in research and development costs relates to the design and development of the Company’s latest PaperNuts converter which was completed during the second quarter of 2015.

The Company incurred professional fees of $156,031 (2014- $64,569) which include audit and review fees as well as legal counsel. The increase relates to additional costs associated with the share exchange transaction described above.

The Company recorded stock-based compensation expense of $148,125 (2014 - $Nil) relating to warrants issued by the Company during the period. The warrants were valued using the Black-Scholes pricing model.

The Company recorded a gain on foreign exchange of $9,887 (2014 – loss of $7,291) in connection with the fluctuating exchange rate.

The Company recorded an impairment of assets of $Nil (2014 - $19,283).

The Company had net loss and comprehensive loss of $836,953 (2014 - $161,273). The increased loss year over year relates to the additional staff costs in the current period, as well as increased professional fees in connection with the share exchange transaction. Also contributing to the loss was a share-based compensation valuation for options issued in the current period.

Three Months Ended September 30, 2015

Revenue for the three months ended September 30, 2015 was $16,628 (2014 - $15,761) and cost of revenue was $7,505 (2014 - $2,786) for gross profit of $9,123 and $12,974.

Expenditures during the three month period ended September 30, 2015 totaled $192,433 (2014– $88,407) which include the below items:

The Company incurred advertising and promotion expenses of $50 (2014 - $8,338) in connection with promotional activity during the period.

The Company incurred interest expenses of $4,354 (2014 – $2,048) in connection with its shareholder loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $9,084 (2014 - $10,718).

The Company incurred rent expenses of $3,104 (2014 - $3,731) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and fees expenses of $112,227 (2014 - $25,716). The increase is a result of additional staff hired at the end of 2014, including the Chief Executive and Chief Financial Officers. This expense is expected to be reduced in the short term.

The Company recorded a travel expense recovery of $2,126 (2014 – expenses of $1,236).

The Company had a depreciation and amortization expense of $6,621 (2014- $2,418) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $105 (2014 – $Nil).

The Company incurred professional fees of $59,014 (2014- $34,202) which include audit and review fees as well as legal counsel.

The Company recorded a gain on foreign exchange of $16,583 (2014 – $78) in connection with the fluctuating exchange rate.

The Company recorded an impairment of assets of $Nil (2014 - $19,283).

The Company had net loss and comprehensive loss of $166,727 (2014 - $94,637).

Liquidity and Capital Resources

	At	At
	September 30,	December 31,
Working Capital	2015	2014
Current Assets	$149,785	$46,269
Current Liabilities	$780,277	$248,977
Working Capital Deficiency	$(630,492)	$(202,708)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015

Cash Flows
Net Cash (Used In) Operating Activities	$(490,670)	$(119,887)
Increase in Cash	$91,296	$273,050

The Company had working capital deficit of approximately $630,492 as at September 30, 2015 (December 31, 2014 - $202,708). The Company has some revenue but additional funding will be required for working capital and further expansion of the business. Management believes that it will have sufficient capital to fund its operations for the next twelve months. Our financial statements for the three and nine months ended September 30, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing as well as product sales. We estimate that our expenses over the next 12 months will be approximately $770,000 which consists of salaries and management fees of $385,000, professional fees of $125,000, research and development expenses of $175,000, administrative expenses of $60,000 and interest of $25,000. We further anticipate fixed asset purchases of approximately $350,000 over the next twelve months. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Investing Activities

We used $23,401 in investing activities relating to equipment purchases during the period ended September 30, 2015.

Financing Activities

We received $60,367 in related party loans and advances during the nine month period ended September 30, 2015. In March, 2015 the Company received $270,000 from a private investor in a private sale in exchange for 900,000 shares of the Company’s common stock. In May, 2015 the Company received $75,000 from a private investor in a private sale in exchange for 250,000 shares of the Company’s common stock. In September, 2015 the Company received $200,000 from a demand note.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $836,953 for the nine months ended September 30, 2015. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had a cash balance of $99,898 and $8,602 respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015 the Company issued 100,000 shares of common stock to an advisory firm for services rendered, the value of the services were $4,000.

On October 16, 2015, the Company closed a financing transaction pursuant to Securities Purchase Agreements, dated October 5, 2015 (the “Securities Purchase Agreements”) and Convertible Promissory Notes, dated October 5, 2015 (the “Notes”), each entered into by the Company and two investors (the “Purchasers”). Pursuant to the Securities Purchase Agreements, as described below, the principal amount of the Notes is $612,250, and the purchase price of the Notes is $575,000. The conversion price is equal to 60% multiplied by the lowest average trading price for the Company’s common stock during the twenty (20) day trading period ending on the latest complete trading day prior to the date of conversion. While the Purchasers’ conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Notes.

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

AXIOM CORP.
(Registrant)
Dated: November 9, 2015	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: November 9, 2015	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

