Form 10-K
period 2015-12-31
AXIOM CORP.
filed 2016-03-29
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, par value $0.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $11,894,995 based on a $0.45 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:	67,397,975 common shares as of March 22, 2016

AXIOM CORP.

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

PART I

Item 1. Business

Corporate History

Axiom Corp was incorporated under the laws of the State of Colorado on April 2, 2012.  Our business office is located at 380 Vansickle Road, Unit 600, St. Catharines, ON, Canada L2S 0B5. On April 2, 2012, Kranti Kumar Kotni was appointed as our sole director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. During 2012, Mr. Kotni purchased 30,000,000 shares of our common stock at a price of $0.0002 per share for gross proceeds of $6,000.

On April 2, 2012, we acquired Acton Holdings Limited, a Kenyan company, which was then our wholly owned subsidiary, by acquiring the two ordinary shares of Acton that represented all of the issued and outstanding shares of Acton. As a Kenyan company was required to have at least two shareholders, one share was registered in our company’s name and the other share was held by Kranti Kumar Kotni, in trust for our company. Acton was incorporated under the laws of the Republic of Kenya on September 6, 2011 and carried on all of our business activities in Kenya. Since we were in our startup stage, Acton was predominately involved in administrative activities such as setting up bank accounts, establishing relationships with government offices and establishing our office facilities.

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

PaperNuts Corporation, is a corporation established under the laws of the Province of Ontario, Canada, We were incorporated on Apil 8, 2010 as “2239794 Ontario, Inc.”. On January 19, 2015, we filed articles of amendment with the Ministry of Government Services in the Province of Ontario to change our name to “Papernuts Corporation”. The Company provides an alternative packaging solution to plastic and corn based loose fill material. We are taking a new approach to the loose-fill packaging industry currently dominated by the polystyrene plastic “peanut” styrofoam fillers, bubble wrap, air pillows, crumpled paper, foam-in-place and corn starch peanut products. The waste and inconvenience of dealing with plastic material is a problem for many end users. It commonly needs to be separated from organic or recyclable waste for proper disposal and lasts for thousands of years in landfills. Plastic and corn-based fillers do a poor job of protecting items as they are smooth and can be easily compressed allowing items to migrate and damage to occur. Our product “PaperNuts” is re-usable whereas many plastic products are not.

Using 100% recycled paper and our PaperNuts machine, PaperNuts interlocks with each other forming a protective matrix around packaged items. The trend towards environmentally friendly packaging solutions is gaining momentum with companies such as Wal-Mart and other industry leaders, adopting new standards for responsible packaging by way of the “Sustainable Packaging Scorecard.” (http://news.walmart.com/news-archive/2006/11/01/wal-mart-unveils-packaging-scorecard-to-suppliers)

The main objection to polystyrene “foam peanuts” and corn fillers, besides their typical higher cost and larger carbon footprint, is that they are not made on site but manufactured in a centrally located manufacturing facility forcing the finished product to be transported with a substantial shipping cost to the purchaser. PaperNuts is now purchased as a finished product but for high volume users we are also planning to have the ability to supply compact PaperNuts “Factories” or machines that require only 10 square feet or less of floor space. Thus, providing the ability to manufacture Papernuts on demand on site, which greatly reduces the shipping and overall storage costs associated with competitive products.

We currently have a supplier agreement with SP Fiber Technologies, which has the capacity to supply our current raw material needs, as well as our expected future needs. There are other suppliers in the marketplace that we could purchase from, but we do not anticipate a need for any additional suppliers for the foreseeable future. It was announced on August 11, 2015 that Norcross, GA based WestRock Company (NYSE: WRK) had entered into a definitive agreement to acquire SP Fiber Holdings Inc., the parent company of SP Fiber Technologies. It is our intention to continue our relationship with the Dublin, GA mill"s new ownership and expect to continue business as usual.

We are currently selling the finished PaperNuts product to customers and are actively pursuing the needs of high volume end-users. Additionally, we are in negotiations with several large providers of recycled paper to ensure long-term availability. During the year ended 2015, approximately 31% of revenues were derived from one customer. For the year ended 2014, approximately 66% of revenues were derived from this same customer.

Located in a St. Catharines’, Ontario industrial complex, our location serves as corporate office, production facility and storage. The staff is made up of a team of experienced individuals including, management, sales and marketing personnel.

Company Background and Opportunity Summary

On March 1, 2013, we entered into an agreement with Devipack Oy, Finland to purchase its technology and intellectual property. PaperNuts competes favorably on both price and performance with polystyrene plastic peanuts and corn-based products. Supplied as a finished product or manufactured on site, PaperNuts is a new approach to sustainable packaging that provides increased protection and cushioning when shipping items throughout the supply chain.

PaperNuts are made from 100% recycled paper that was destined for landfill and are both biodegradable and fully recyclable after use. PaperNuts are clean and easy to handle, non-polluting and low in particulates. Accordingly, PaperNuts is a cost effective “green alternative” to competitive fillers and is a sustainable product. PaperNuts eliminates the contamination of its customers receiving areas and the problem of collecting, segregating and disposing of plastic waste. Many consumers are demanding a “green” alternative that is in keeping with the movement to cleaner and more environmentally responsible packaging solutions.

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

The Market Opportunity

The North American loose fill market is highly fragmented with many different providers and products servicing this packaging function. Loose fill, biopolymer beads, foam and plastic padding are all competing to be the packaging material of choice. The vast majority of these products are more expensive, environmentally hazardous and offer inferior protection as compared to PaperNuts.

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

While North America represents a significant market opportunity, so do markets where products are being sent to North America. Consumers are now demanding more environmentally sound solutions to packaging issues. Several multi-national companies, including Wal-Mart, now use an industry standard “Sustainable Packaging Scorecard” when selecting many of their supply partners.

Our strategy centers on providing high volume users the ability to produce Papernuts on site, on demand via Papernut machines thus reducing the customer’s carbon footprint and reducing their cost per package.

Products and Services

We launched our newest industrial machine model during the second quarter of 2015. This unit has an improved gearing system and cut off process and is significantly faster and more reliable than prior versions. We have filed provisional patent applications over the use of several design, manufacturing, and process improvements made by the company to the PaperNuts original intellectual property. The immediate "Patent Pending" status over these innovations will help safeguard the Company's exclusive rights to the latest PaperNuts technology and create a foundation for additional patents and claims as the Company continues to make additional advancements. The planned provisional and subsequent non-provisional application would protect the latest PaperNuts technology with patent exclusivity to 2035 or beyond, if granted and extended.

We are also in the process of applying for patent protection on the latest PaperNuts machine (the “Omni-channel machine”) that will have a much smaller footprint and will primarily be focused on supporting the Omni-channel market for large retailers. Finally, a number of modifications on the type of paper nut have been developed including variable length, weight, single and double cut products. We have partnered with Spark Innovations, a leading Canadian industrial design company, for the completion of design and prototype development. The Omni-channel machine will be smaller, quieter, and lighter than current industrial scale machines and will enable select retail channel partners to manufacturer PaperNuts on-site on-demand at the retail store level. This will allow consumers direct access to PaperNuts products at their favorite local shipping and supply stores while freeing valuable shelf space at retailers that can be reallocated to selling other products.

We intend to customize our products such that each addresses individual industry requirements. In most cases we will supply the machine at no cost to qualified customers conditional upon a minimum paper usage. Our plan of operations assumes a customer purchases a minimum of 2500 lbs of paper per month. Given that the capacity of a machine is at least 30,000 lbs of product per month we believe this is a reasonable expectation on minimum usage. A single machine can produce 1500 lbs of PaperNuts/day in an 8 hour shift.

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

The Competition

The main competition to PaperNuts is: polystyrene plastic "peanuts" or corn fillers, bubble wrap; foam and air pillows. These products were the solution of choice for most business operators but as industry is moving away from oil-based products and more towards "eco" friendly solutions a new market has developed for eco-friendly biodegradable solutions such as PaperNuts. In addition to their negative environmental impact many of these oil-based products need to be shipped at a significant cost to the customer, which ultimately increases the customer’s carbon footprint and negatively effects bottom line performance.

PaperNuts produces a “green” product that addresses all the shortcomings of polystyrene solutions. The packaging industry as a general rule will look for change only if the change results in a direct cost savings to operations. The environmentally friendly product, or “green” product, would only be selected by a majority of customers who can identify a lower cost and take the added benefit of being eco-friendly. In other words, if the competition to an oil-based product does not come at a lower overall cost then there is a strong possibility it will not be considered as a viable replacement; even if it is “green”.

Providing an eco-friendly “green” product that is cost competitive is our goal. We believe most businesses that can identify an immediate savings in their packaging costs will chose to switch products.

Anticipated Timelines and Costs

We had previously expected to have additional industrial machine units and Omni-channel machines available for sale during the third and fourth quarter of 2015 respectively. Due to financing delays we were unable to meet these targets. We now expect these items to be available beginning in the second quarter of 2016.

We anticipate research and development expenditures of $175,000 over the next twelve months. We estimate an additional $350,000 in fixed asset purchases over the same time frame. Both machine models are expected to be produced at a cost of $5,000 per unit.

PaperNuts will have all CSA & ESA certifications for both its industrial and Omni-channel machines. We have chosen Canadian Eco Systems of Concord, Ontario to assist us with the approval process to ensure we can achieve the respective certifications within a timely manner.

“CSA” refers to the “Canadian Standards Association” who provide product certification to manufacturers, retailers, code authorities and consumers around the world. In order to sell our products to the North American market, they must be tested by an accredited third party testing agency, such as CSA, to applicable industry standards. The certification process involves sending product samples to CSA laboratories for inspection and testing. Once all the requirements outlined in the standards are met, CSA will issue a certification report and certificate of compliance.

“ESA” refers to the Electrical Safety Authority which is the regulatory body governing electrical product safety in the province of Ontario. The objectives of ESA are to ensure that electrical products do not present a serious product hazard; to ensure that electrical products are approved; and to ensure accountability for the safety of electrical products offered for sale. ESA approvals are obtained by obtaining a certification mark or field evaluation label from a recognized testing agency.

Machine Fabrication

PaperNuts has selected Girotti Machine as its North American Manufacturer of the PaperNuts Paper Converter, which is the machine that turns ordinary 100% recycled kraft paper into our finished product – PaperNuts. Girotti Machine, located in St. Catharines Ontario, is strategically positioned close to company headquarters. Having served the manufacturing industry in the Niagara area for more than half a century, Girotti Machine developed the expertise to serve its customers in any capacity, from machining and fabrication to machine repair on both Ajax and National forging presses. Girotti Machine has been able to use their expertise to serve a larger customer base across North America. With ISO 9001and Z299 certification, Girotti Machine has managed projects in the power generation sectors, both nuclear and oil and gas, as well as the steel manufacturing industry. From material handling equipment, to ship winches, Girotti Machine has the capability and expertise to move this project forward. Girotti Machine has assembled a manufacturing team for the PaperNuts Paper Converter including; mechanical designers, gearing experts, electricians, machining technicians, and a project manager.

Strategic Alliances

SP Fiber Technologies

SPFT is our main paper supplier. SPFT is one of only a few packaging companies that produces 100% recycled materials. They are deeply committed to minimizing their impact on the environment, and strive to be the "greenest" mill in North America. Major capital investments were made in 2013 at the Dublin, GA mill, and they now have the two largest and most efficient paper machines in the kraft paper market. Because of their commitment to the environment, their capacity to supply all of North America, and their capability to do so in an efficient and low cost manner, we view SPFT as a key supplier and partner going forward. It was announced on August 11, 2015 that Norcross, GA based WestRock Company (NYSE: WRK) had entered into a definitive agreement to acquire SP Fiber Holdings Inc., the parent company of SPFT. It is our intention to continue our relationship with the Dublin, GA mill"s new ownership and expect to continue business as usual.

Spark Innovations

Founded in 1989, Spark Innovations is an award-winning industrial design company specializing in the development of innovative products and inventions. Spark's professional team of industrial designers and mechanical engineers has taken thousands of products from the early stages of an idea to the mass market. Spark's in-house team works closely with clients on product development, strategy, product management, manufacturing, patents, and logistics. We help companies and individual inventors identify, visualize, and communicate product design opportunities to create revenue. Spark designs projects ranging from electronic consumer goods and housewares to sports and industrial equipment. Spark's strategic design development process has resulted in over 240 U.S. patents issued. For additional information regarding Spark Innovations, visit www.sparkinnovations.com.

Research & Innovation Division, Niagara College

We are in collaboration with Niagara College, uses advanced manufacturing techniques to create machinery engineered specifically for the packaging industry In our first project, we performed an analysis of our machine to evaluate its operations and then developed and implemented potential modifications, with the overall goal of making a more cost efficient machine, thus allowing the Company to scale its business model within the North American marketplace. Positive results from the first project resulted in a second project, which is currently in progress. This entails creating a material handling system for dispensing the PaperNuts product. The result of this project will enable us to respond to our customers' needs by introducing our dispenser into the packaging process. The center at Niagara College allows us access to expertise, technology, students and equipment. This access allows us to develop new process improvements for the next generation of PaperNuts products. We do not have any intellectual property arrangements with Niagara College.

Marketing

We plan to market our product through two immediate initiatives:

1.) Paper Consumable Contracts - We provide large end users with our PaperNut machines at little to no cost on a contractual basis that they procure a minimum amount of paper sales through us on a monthly basis.

2.) National Retailers – We feel there is a significant opportunity to provide a number of large national retailers with retail ready packages, as many of them are currently selling polystyrene foam peanuts at significantly higher costs.

The primary distribution strategy will involve forming strategic partnerships with large North American distribution companies that are looking for sustainable packaging solutions. These companies have their own sales teams across North America with a specific focus on packaging products making it a natural fit. As a result, it avoids us having to build out a North American sales team and supply chain network. We believe this is the most efficient market strategy and will allow us to scale the business faster than any other option.

Over the past year we have introduced our product to a number of potential customers, both large and medium sized operations, and haves received an overwhelming positive response. The issue to be resolved in meeting customer requests was machine availability. To date, customer responses received were based upon a limited marketing attempt by the Company and were “word of mouth” opportunities.

Employee

We had 6 employees as of March 29, 2016.

Other Information

News and information about Axiom Corp. and our wholly owned subsidiary is available on and/or may be accessed through our website, www.axiompaper.com. In addition to news and other information about our company, we have provided access through this site to our filings with the SEC as soon as reasonably practicable after we file or furnish them electronically. Information on our website does not constitute part of and is not incorporated by reference into this registration statement or any other report we file or furnish with the SEC. You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

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

Item 3.           Legal Proceedings

Other than stated below, we know of no material, existing or pending legal proceedings against the Company or PaperNuts Corporation, nor is the Company or PaperNuts Corporation involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which directors, officers or any affiliates, or any registered or beneficial shareholders, of the Company or PaperNuts Corporation is an adverse party or has a material interest adverse to the interests of the Company or PaperNuts Corporation.

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

The following table sets forth the high and low prices of our common stock, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Fiscal Year Ended December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.03	0.01
September 30, 2015	0.07	0.02
June 30, 2015	0.47	0.04
March 31, 2015	1.87	0.25

Fiscal Year Ended December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.55	0.26
September 30, 2014	0.45	0.26
June 30, 2014	0.45	0.41
March 31, 2014	0.41	0.41

Holders

As of March 22, 2016, there were 51 holders of record of our common stock. As of such date, 67,397,975 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March, 2015, the Company sold 900,000 shares of common stock through a subscription agreement for total proceeds of $270,000. The shares were issued at a price of $0.30 per common share.

In May, 2015 the Company sold 250,000 shares of common stock through a subscription agreement for total proceeds of $75,000. The shares were issued at a price of $0.30 per common share.

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

Our audited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual eport, the terms “we”, “us”, “our”, “Axiom” and “our company” mean Axiom Corp. and our 95.6% majority-owned subsidiary, Papernuts Corporation (“Papernuts Canada”), a corporation established under the laws of the province of Ontario, Canada, unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended December 31, 2015 and 2014 which are included herein.

Our operating results for year ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Revenue	$82,130	$57,667
Cost of revenue	(51,131)	(26,775)
Total operating expense	1,012,042	338,556
Net loss	$(1,072,692)	$(397,376)

Revenue for the year ended December 31, 2015 was $82,130 (2014 - $57,667) and cost of revenue was $51,131 (2014 - $26,775) for gross profit of $30,999 and $30,892. Revenue is expected to increase when the newly designed retail machines are available for sale. Management expects this to be in the second quarter of 2016.

The Company believes that all expired patents can be extended based on noticeable improvements to the machine/apparatus as well as the finished product itself. The Company has filed provisional patents on these new machines and the associated intellectual property. The Company has introduced an entirely new generation of PaperNuts machines that was designed to service a variety of large retail channels/outlets across North America and ultimately abroad as the business grows. We expect to file provisional patents on the retail machine in 2016.

Expenditures during the year ended December 31, 2015 totaled $1,012,042 (2014– $338,556) which include the below items:

The Company incurred advertising and promotion expenses of $2,182 (2014 - $12,652) in connection with promotional activity during the period.

The Company incurred interest and financing expenses of $22,976 (2014 – $10,186) in connection with its loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $38,857 (2014 - $24,285).

The Company incurred rent expenses of $13,254 (2014 - $14,714) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and consulting fees expenses of $439,445 (2014 - $106,561). Fees were higher than expected in the first quarter of 2015 as a result of the share exchange transaction. These costs are expected to be reduced in the short-term.

The Company incurred travel expenses of $9,350 (2014 - $18,843).

The Company had a depreciation and amortization expense of $23,416 (2014- $8,000) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $134,658 (2014 – $20,626). The increase in research and development costs relates to the design and development of the Company’s latest PaperNuts converter which was completed during the second quarter of 2015.

The Company incurred professional fees of $179,779 (2014- $122,688) which include audit and review fees as well as legal counsel. The increase relates to additional costs associated with loans advanced during the period and the share exchange transaction described above.

The Company recorded stock-based compensation expense of $148,125 (2014 - $Nil) relating to warrants issued by the Company during the period. The warrants were valued using the Black-Scholes pricing model.

The Company recorded a gain on foreign exchange of $22,031 (2014 – loss of $9,564) in connection with the fluctuating exchange rate.

The Company recorded an impairment of assets of $62,697 (2014 - $80,148). The carrying value of the Company’s intangible assets was fully written off due to the uncertainty of the future benefit that the Company will be able to realize.

The Company also recorded a valuation loss of $50,983 (2014 - $Nil) in connection with convertible loans issued in the fourth quarter of 2015.

The Company had net loss and comprehensive loss of $1,072,692 (2014 - $397,396). The increased loss year over year relates to the additional staff costs in the current period, as well as increased professional fees in connection with the share exchange transaction. Also contributing to the loss was a share-based compensation valuation for options issued in the current period.

Three Months Ended December 31, 2015

Revenue for the three months ended December 31, 2015 was $39,234 (2014 - $12,912) and cost of revenue was $28,329 (2014 - $12,372) for gross profit of $10,904 and $539.

Expenditures during the three month period ended December 31, 2015 totaled $145,108 (2014– $173,504) which include the below items:

The Company incurred advertising and promotion expenses of $Nil (2014 - $3,737 in connection with promotional activity during the period.

The Company incurred interest expenses of $11,358 (2014 – $3,007) in connection with its loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $10,289 (2014 - $5,075).

The Company incurred rent expenses of $3,111 (2014 - $3,576) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and fees expenses of $53,646 (2014 - $63,489). The decrease is a result of certain staff moving from full-time to part-time during the period. The future expense is expected to be reduced in the short term.

The Company recorded travel expenses of $2,278 (2014 –$13,239).

The Company had a depreciation and amortization expense of $6,621 (2014- $4,446) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $34,057 (2014 – $18,814) in connection with new machine development.

The Company incurred professional fees of $23,748 (2014- $58,119) which include audit and review fees as well as legal counsel.

The Company recorded a loss on foreign exchange of $12,146 (2014 – $2,272) in connection with the fluctuating exchange rate.

The Company recorded an impairment of assets of $62,697 (2014 - $60,865). The carrying value of the Company’s intangible assets was fully written off due to the uncertainty of the future benefit that the Company will be able to realize.

The Company also recorded a valuation loss of $50,983 (2014 - $Nil) in connection with convertible loans issued in the fourth quarter of 2015.

The Company had net loss and comprehensive loss of $235,739 (2014 - $397,376).

Liquidity and Capital Resources

	At	At
	December 31,	December 31,
Working Capital	2015	2014
Current Assets	$95,130	$46,269
Current Liabilities	$894,499	$248,977
Working Capital Deficiency	$(799,369)	$(202,708)

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Cash Flows
Net Cash (Used In) Operating Activities	$(677,893)	$(373,514)
Net Cash From (Used in) Investing Activities	51,566	(127,107)
Net Cash from Financing Activities	647,015	509,223
Foreign exchange	18,826	-
Increase in Cash	$39,514	$8,602

The Company had working capital deficit of approximately $799,369 as at December 31, 2015 (December 31, 2014 - $202,708). The Company has some revenue but additional funding will be required for working capital and further expansion of the business. Management believes that it will have sufficient capital to fund its operations for the next twelve months. Our financial statements for the year ended December 31, 2015 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

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

Investing Activities

We used $23,401 in investing activities relating to equipment purchases during the year ended December 31, 2015. Additionally we received $74,967 in connection with the reverse merger.

Financing Activities

We received $54,983 in related party loans and advances during the year ended December 31, 2015. In March, 2015 the Company received $270,000 from a private investor in a private sale in exchange for 900,000 shares of the Company’s common stock. In May, 2015 the Company received $75,000 from a private investor in a private sale in exchange for 250,000 shares of the Company’s common stock. In September, 2015 the Company received $200,000 from a demand note.

On October 16, 2015, the Company closed a financing transaction pursuant to Securities Purchase Agreements dated October 5, 2015 (the “Securities Purchase Agreements”) and Convertible Promissory Notes dated October 5, 2015 (the “Notes”), each entered into by the Company and two investors (the “Purchasers”). Pursuant to the Securities Purchase Agreements, as described below, the principal amount of the Notes is $612,250, and the purchase price of the Notes is $581,000. The terms of the Notes are as follows:

The Notes, dated October 5, 2015, (the “Issue Date”), earn interest at an annual rate equal to 10% and provide for a maturity date of October 5, 2016. The funding calls for $256,000 at the time of closing of the Securities Purchase Agreements and Notes, $50,000 upon the filing of a registration statement with the Securities and Exchange Commission (the “SEC”), $50,000 upon receipt of the first round of comments from the SEC regarding the registrations statement, $125,000 upon the effectiveness of the registration statement, and at the Company’s option, $100,000 thirty (30) days after the registration statement becomes effective. As part of the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement (‘RRA”) with the Purchasers. Pursuant to the RRA, the Company shall use its best efforts to file a registration statement on Form S-1 (the “Registration Statement) with the SEC, registering the shares of common stock which may be issued to the Purchasers pursuant to the Securities Purchase Agreements. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. As at March 22, 2016 the registration was not yet effective.

Any amount of principal or interest not paid when due on the Notes will bear interest at an annual rate of 24% applied from the due date until the date of payment. The Notes carry an original issue discount (“OID”) of $28,750. The Company agrees to pay the Purchasers $8,500 to cover certain fees incurred in connection with the Securities Purchase Agreements and Notes. The amount for fees is included in the initial principal amount of the Notes and the original issue discount is applied pro rata in accordance with the funded tranches.

The notes are convertible at a conversion price equal to the lower of: 1) 60% multiplied by the lowest average trading price for the Company’s common stock during the twenty (20) day trading period ending on the latest complete trading day prior to the date of conversion; or 2) the closing price at October 5, 2015. While the Purchasers’ conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Notes.

In the event the Company redeems the Notes prior to maturity, the Company is required to pay off all principal balance, interest and any other amounts owing multiplied by 125%. In the event of default, the amount of principal and accrued interest will be due immediately, multiplied by 130%. The Securities Purchase Agreements restricts the ability of the Purchasers to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded the conversion features as liabilities at fair value. The Company has determined that the convertible notes are valued at amortized cost, the conversion features are Level 2 fair value measurement and the binominal lattice pricing model was used to calculate the fair value as of December 31, 2015, and the commitment dates.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $1,041,782 for the year ended December 31, 2015. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that our company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had a cash balance of $48,116 and $8,602 respectively.

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

The Company has issued convertible loans that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, the conversion features are reflected at fair value. The instrument is bifurcated into a debt and derivative liability piece. The debt piece is accreted to face value over the life of debt. The derivative liability piece is measured using a binomial lattice valuation methodology and is included in the consolidated balance sheets under the caption “loans payable and conversion features”. Any unrealized and realized gains and losses related to the convertible loans are measured based on the changes in the fair values of the derivative liability. Such gains and losses and accretion costs are recorded as a valuation adjustment of convertible loans payable on the consolidated statements of operations and comprehensive loss.

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

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Of Directors and Shareholders of Axiom Corp.

We have audited the accompanying consolidated balance sheets of Axiom Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders' deficit, and cash flows for the years then ended. Axiom Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Axiom Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Axiom Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiom Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Ontario

March 29, 2016

Axiom Corp. and Subsidiary

Consolidated Balance Sheets

(Expressed in United States dollars)

	Notes	December 31, 2015	December 31, 2014
Assets

Current assets
Cash		$48,116	$8,602
Accounts receivable (net of allowance of $nil (2014 - $nil))		9,727	2,389
Inventory	5	13,528	13,410
Prepaid expenses and other receivables		23,759	21,868
Total current assets		95,130	46,269
Non-current assets
Equipment	6	21,646	14,284
Intangible assets	7	-	70,074
Total non-current assets		21,646	84,358
Total assets		$116,776	$130,627

Liabilities
Current liabilities
Accounts payable and accrued liabilities	8	$251,433	$125,898
Other taxes payable		3,450	7,191
Current portion of deferred revenue	11	7,948	9,482
Due to related parties	9	169,526	106,406
Loans payable and conversion features	10	462,142	-
Total current liabilities		894,499	248,977
Non-current liabilities
Deferred revenue	11	10,597	22,125
Total non-current liabilities		10,597	22,125
Total liabilities		905,096	271,102

Stockholders' Deficit
Capital Stock:
Common stock, (authorized 200,000,000, issued 67,397,975, par value $0.00001 per share)	12	674	520
Series A Preferred, (authorized 5,000,000, issued 2,666,668, par value $0.00001 per share)	12	27	-
Series B Preferred, (authorized 5,000,000, issued 1,000,002, par value $0.00001 per share)	12	10	-
Additional paid-in capital		1,211,240	798,066
Accumulated other comprehensive income		36,633	17,807
Deficit		(1,998,650)	(956,868)
Axiom Corporation Ltd. Stockholders’ equity		(750,066)	(140,475)
Non-controlling interest		(38,254)	-
Total stockholders’ deficit		(788,320)	(140,475)
Total liabilities and deficit		$116,776	$130,627

Going Concern	1
Contingency	13
Subsequent Events	15

Approved by the Board

“Scott MacRae”	“Jerry Moes”
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

Axiom Corp. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

		For the year	For the year
		ended	ended
	Notes	December 31, 2015	December 31, 2014
Revenue	11	$82,130	$57,667
Cost of revenue		51,131	26,775
Gross profit		30,999	30,892

Expenses
Advertising and promotion		2,182	12,652
Interest and financing costs	9, 10	22,976	10,186
Office and general		38,857	24,286
Rent		13,254	14,714
Salaries and fees		439,445	106,561
Travel		9,350	18,843
Depreciation and amortization	6, 7	23,416	8,000
Research and development		134,658	20,626
Stock-based compensation	12	148,125	-
Professional fees		179,779	122,688
Total operating expenses		1,012,042	338,556

		(981,043)	(307,664)
Impairment of assets	7	(62,697)	(80,148)
Valuation adjustment of convertible loans payable	10	(50,983)	-
Gain (loss) on foreign exchange		22,031	(9,564)
Net loss for the year		$(1,072,692)	$(397,376)
Net loss attributed to non-controlling interest		(30,910)	-
Net loss attributed to Axiom Corporation		(1,041,782)	(397,376)

Net loss per share - basic and diluted		$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		67,460,072	56,433,333

Net loss for the year	$(1,072,692)	$(397,376)
Other comprehensive income – foreign exchange	18,826	17,807
Comprehensive loss for the year	$(1,053,866)	$(379,569)

The accompanying notes are an integral part of these consolidated financial statements.

Axiom Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Expressed in United States dollars)

	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Non-controlling interest	Total
	$	$	$	$	$	$	$	$
Balance January 1, 2015	520	-	-	798,066	17,807	(956,868)		(140,475)
Issuance of warrants	-	-	-	148,125	-	-		148,125
Reverse acquisition by Papernuts Canada	564	-	-	(84,301)	18,826	-	-	(64,911)
Shares issued for services	1	-	-	3,999				4,000
Non-controlling interest	(23)						(7,344)	(7,367)
Proceeds of share subscriptions collected	12	-	-	344,988	-	-		345,000
Conversion of common shares	(400)	27	10	363	-	-		-
Net (loss) for the year	-	-	-	-	-	(1,041,782)	(30,910)	(1,072,692)
Balance December 31, 2015	674	27	10	1,211,240	36,633	(1,998,650)	(38,254)	(788,320)

	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Non-controlling interest	Total
	$	$	$	$	$	$	$	$
Balance January 1, 2014	426	-	-	306,755	-	(559,492)		(252,311)
Issuance of common shares	94	-	-	491,311	-	-		491,405
Net (loss) for the year	-	-	-	-	17,807	(397,376)	-	(379,569)
Balance December 31, 2014	520	-	-	798,066	17,807	(956,868)	-	(140,475)

The accompanying notes are an integral part of these consolidated financial statements.

Axiom Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	For the year	For the year
	ended	ended
	December 31, 2015	December 31, 2014
Operating activities
Net loss for the year	$(1,072,692)	$(397,376)
Depreciation and amortization	23,416	8,000
Impairment of assets	62,697	80,148
Valuation adjustment of convertible loans	50,983	-
Stock-based compensation	148,125	-
Accrued interest on loans	24,168	7,175
Non-cash consulting services provided	4,000	5,473
Net changes in non-cash working capital:
Changes in accounts receivable	(9,229)	6,987
Change in inventory	(118)	(41,065)
Changes in prepaid expenses	-	(17,837)
Changes in accounts payable and accrued liabilities and other taxes payable	103,818	(15,061)
Changes in deferred revenue	(13,061)	(9,958)
Net cash flows (used in) operating activities	(677,893)	(373,514)

Investing activities
Purchase of intangible assets	-	(75,000)
Cash obtained from reverse merger	74,967	-
Purchase of equipment	(23,401)	(52,107)
Net cash flows from investing activities	51,566	(127,107)

Financing activities
Proceeds from common shares issued	345,000	491,405
Bank overdraft	-	(190)
Proceeds from loans	595,068	-
Repayment of loans	(348,036)	-
Related party loans and advances	54,983	18,008
Net cash flows generated by financing activities	647,015	509,223

Foreign exchange gain	18,826	-

Net increase in cash	39,514	8,602
Cash, beginning of year	8,602	-
Cash, end of year	$48,116	$8,602

The accompanying notes are an integral part of consolidated financial statements.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

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

On February 26, 2015, the Company closed on the Share Exchange Agreement, with 95.6% of the Papernuts Shareholders exchanging a total of 1,166,540 common shares (the “Papernuts Exchanged Shares”) for a total of 49,714,642 Axiom Shares (the “Company Exchanged Shares”). Each Papernuts Exchanged Share was converted into the number of Company Exchanged Shares at an exchange ratio of 42.617187019 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share (the “Share Exchange”).

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

At December 31, 2015, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,998,650 and expects to incur further losses in the development of its business, all of which casts significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Although the Company has been successful in the past in obtaining financing, there remains significant doubt that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. During the year approximately 31% of revenues were derived from one customer (2014 – 66% from this same customer).

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

2.	Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

These consolidated financial statements include the accounts of the Company and its 95.6% owned subsidiary, Papernuts. All inter-company balances and transactions have been eliminated on consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the use of the going concern assumption, the useful life of equipment and intangible assets, the valuation of equipment and intangible assets and the valuation of convertible debt.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had a cash balance of $48,116 and $8,602 respectively.

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

Shipping and Handling Costs

Shipping and handling costs, such as freight to our customers’ destinations, are included in cost of revenue in the statement of operations and comprehensive loss. When shipping and handling costs are included in the sales price charged for our products, they are recognized in revenue. $12,574 (2014 -$2,426) of shipping and handling costs was included in cost of revenue for the year.

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

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

2.	Significant Accounting Policies - continued

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. The straight-line method is used to amortize intangible assets over their estimated useful life, for a period of 10 years.

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

Fair Value of Convertible Loans

The Company has issued convertible loans that are convertible into common stock, at the option of the holder, at conversion prices based on the trading price per share over a period of time. As a result of the variability in the amount of common stock to be issued, the conversion features are reflected at fair value. The instrument is bifurcated into a debt instrument and derivative liability instrument. The debt is accreted to face value over the life of debt. The derivative liability is measured using a binomial lattice valuation methodology and is included in the consolidated balance sheets under the caption “loans payable and conversion features”. Any unrealized and realized gains and losses related to the convertible loans are measured based on the changes in the fair values of the derivative liability. Such gains and losses and accretion costs are recorded as a valuation adjustment of convertible loans payable on the consolidated statements of operations and comprehensive loss.

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

Fair value of stock-based compensation

Stock-based compensation is valued using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different than those of traded options and because changes in the subjective input assumptions can materially affect the calculated fair value, such value is subject to measurement uncertainty.

Research and development costs

Development expenditures are capitalized if they meet the criteria for recognition as an asset, and are amortized over their expected useful lives once they are available for use. Research costs are expensed as incurred.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

2.	Significant Accounting Policies - continued

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported on the balance sheets for cash, accounts receivable, due to related parties, accounts payable and accrued liabilities and loan payable qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. For the due to related parties, the Company believes the carrying value of the loans approximates fair value as the interest rates are market rates.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities;

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as the conversion features of the loans payable; and

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Other than the conversion features, there were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2015.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

2.	Significant Accounting Policies - continued

Foreign Currency Translation

As further described in Note 4, the Canadian dollar had been the functional and reporting currency of the Company’s business and the consolidated financial statements for periods up to December 31, 2014 were expressed in Canadian dollars. On February 26, 2015, to reflect the changed circumstances of the Company, the functional currency of the Company and its subsidiaries changed to the United States dollar and the Company decided to change its reporting currency to the United States dollar as well. Accordingly, these consolidated financial statements are expressed in United States dollars.

Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rate of exchange in effect at the end of the reporting period. Revenues and expenses are translated at the transaction exchange rate. Foreign currency gains and losses resulting from translation are reflected in net income of the period. An exchange rate of 0.7225 was used to translate the monetary assets and liabilities from Canadian to US dollars at December 31, 2015 (2014 - 0.8620). An exchange rate of 0.7822 was used to translate revenue and expenses from Canadian to US dollars for the year ended December 31, 2015 (2014 - 0.9166).

Accounting Principles for Future Adoption

In May 2014, FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements. The new standard is effective for annual and interim periods beginning on or after December 15, 2017 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard to the Company’s consolidated financial statements.

In August 2014, FASB issued ASU 2014-15 providing guidance on how to account for and disclose going concern risks. The new standard is effective for annual and interim periods beginning on or after December 15, 2016. The Company is currently assessing the impact of the new standard to the Company’s consolidated financial statements.

In April 2015, FSAB issued ASU 2015-03 to simplify presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

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

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

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

5.	Inventory

	December 31, 2015	December 31, 2014

Raw materials	$11,306	$11,126
Finished goods	2,222	2,284
Total inventory	$13,528	$13,410

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

6.	Equipment

		Accumulated
December 31, 2015	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(3,038)	$685
Machinery	53,848	(32,887)	20,961
	$57,571	$(35,925)	$21,646

		Accumulated
December 31, 2014	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(2,136)	$1,587
Machinery	89,419	(76,722)	12,697
	$93,142	$(78,858)	$14,284

Depreciation expense during the year ended December 31, 2015 was $16,039 (2014 - $4,656). During the year ended December 31, 2015 the Company recorded an impairment charge of $Nil (2014 - $80,148) with respect to its equipment.

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

Papernuts recorded amortization of $7,377 relating to this asset during the year ended December 31, 2015 (2014- $3,688). The remaining balance of $62,697 was fully written off due to the uncertainty of the future benefit that the Company will be able to realize.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

8.	Accounts payable and accrued liabilities

Accounts payable consisted of the following as at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014

Accounts payable	$159,568	$1,826
Accrued liabilities	91,865	124,072
	$251,433	$125,898

9.	Related Party Transactions and Balances

	December 31, 2015	December 31, 2014

8% Demand loans inclusive of interest	$147,850	$99,812
Due to related party	21,676	6,594
Payable to related parties	$169,526	$106,406

On August 1, 2012, PaperNuts Canada received loans of $32,445 (CDN$32,500) from shareholders Jim Vanderzalm and Rob Moes. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2012 general fiscal obligations. In April, 2014 and January, 2015 Mr. Moes made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to PaperNuts Canada. As at December 31, 2015 there is principal and interest of $59,477 ($40,290 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the year ended December 31, 2015 was $65,198, including principal of $55,997.

On March 28, 2013, PaperNuts Canada received loans of $18,345 (CDN$18,629) from Jerry Moes, a shareholder and director of PaperNuts Canada. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2013 general fiscal obligations. Mr. Moes made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014. In January, 2015 Mr. Moes advanced an additional $15,625 (CDN$18,750). As at December 31, 2015, there is principal and interest of $68,094 ($59,522 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the year ended December 31, 2015 was $68,094 including principal of $59,094.

In January, 2015, PaperNuts Canada received a loan of $15,625 (CDN$18,750) from Ron Vanderzalm, a shareholder of PaperNuts Canada. As at December 31, 2015, there is a principal and interest of $14,557 (December 31, 2014 - $Nil) outstanding in relation to this loan. The largest outstanding balance during the year ended December 31, 2015 was $14,557 including principal of $13,548.

During the years ended December 31, 2015 and 2014 the shareholders above charged interest of $10,819 (CDN$13,832) and $7,175 (CDN$7,927), respectively on these demand loans. No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

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

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

9.	Related Party Transactions and Balances - continued

As of December 31, 2015, the Company owes Mr. Kotni, a former director of the Company $Nil (December 31, 2014 - $810) for expenditures paid on behalf of the Company. The amount included in due to related parties is unsecured, non-interest bearing, and has no specified repayment terms.

As at December 31, 2015, due to related party included $21,676 (December 31, 2014 - $6,594) in unpaid fees and salaries due to officers and directors of the Company, including Tyler Pearson, CEO, Scott MacRae, Director and Andrew Hilton, CFO.

10.	Loans Payable and Conversion Features

(a)	On August 1, 2013, Axiom Corp. entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand (“Demand loan”). During 2014, the third party agreed to increase the maximum principal amount to $85,000, however no amount was borrowed as of December 31, 2014. As at December 31, 2015, the amount outstanding under this line of credit was $73,068 with accrued interest of $10,083. In addition to the line of credit the third party advanced $74,967 to the Company’s trust account in connection with the Share Exchange Agreement described in Note 1. This latter amount was repaid in April, 2015.

(b)	On September 11, 2015 the Company received $200,000 via the issuance of a non-interest bearing demand note. The note was repaid in October, 2015. The Company paid $10,000 in legal and administration fees in connection with this note.

(c)

On October 16, 2015, the Company closed a financing transaction pursuant to Securities Purchase Agreements dated October 5, 2015 (the “Securities Purchase Agreements”) and Convertible Promissory Notes dated October 5, 2015 (the “Notes”), each entered into by the Company and two investors (the “Purchasers”). Pursuant to the Securities Purchase Agreements, as described below, the principal amount of the Notes is $612,250, and the purchase price of the Notes is $581,000. The terms of the Notes are as follows:

The Notes, dated October 5, 2015, (the “Issue Date”), earn interest at an annual rate equal to 10% and provide for a maturity date of October 5, 2016. The funding calls for $256,000 at the time of closing of the Securities Purchase Agreements and Notes, $50,000 upon the filing of a registration statement with the Securities and Exchange Commission (the “SEC”), $50,000 upon receipt of the first round of comments from the SEC regarding the registrations statement, $125,000 upon the effectiveness of the registration statement, and at the Company’s option, $100,000 thirty (30) days after the registration statement becomes effective. As part of the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement (‘RRA”) with the Purchasers. Pursuant to the RRA, the Company shall use its best efforts to file a registration statement on Form S-1 (the “Registration Statement) with the SEC, registering the shares of common stock which may be issued to the Purchasers pursuant to the Securities Purchase Agreements. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. As at March 21, 2016  the registration was not yet effective.

Any amount of principal or interest not paid when due on the Notes will bear interest at an annual rate of 24% applied from the due date until the date of payment. The Notes carry an original issue discount (“OID”) of $28,750. The Company agrees to pay the Purchasers $8,500 to cover certain fees incurred in connection with the Securities Purchase Agreements and Notes. The amount for fees is included in the initial principal amount of the Notes and the original issue discount is applied pro rata in accordance with the funded tranches.

The notes are convertible at a conversion price equal to the lower of: 1) 60% multiplied by the lowest average trading price for the Company’s common stock during the twenty (20) day trading period ending on the latest complete trading day prior to the date of conversion; or 2) the closing price at October 5, 2015. While the Purchasers’ conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Notes. The Company does not currently have enough shares authorized to meet this requirement.

In the event the Company redeems the Notes prior to maturity, the Company is required to pay off all principal balance, interest and any other amounts owing multiplied by 125%. In the event of default, the amount of principal and accrued interest will be due immediately, multiplied by 130%. The Securities Purchase Agreements restricts the ability of the Purchasers to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded the conversion features as liabilities at fair value. The Company has determined that the convertible notes are valued at amortized cost, the conversion features are Level 2 fair value measurement and the binominal lattice pricing model was used to calculate the fair value as of December 31, 2015, and the commitment dates.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

10.	Loans Payable and Conversion Features - continued

The following is a summary of the convertible promissory notes at commitment dates:

Convertible Loans

Gross notes	$374,893
Less: original issue discount	(16,393)
Less: fees	(36,500)
Net proceeds	$322,000
Conversion features	(313,632)
Debt	$8,368

Key inputs to determine the fair value at commitment dates:
Stock Price	$0.015-0.0249
Exercise Price	$0.0115-0.0173
Time to expiration – days	280-356
Risk-free interest rate	0.48% - 0.53%
Estimated volatility	150%
Dividend	-

	Demand loan (a)	Debt (c)	Conversion features (c)	Total
Loans payable – original	$73,068	$8,368	$313,632	$384,985
Accrued interest	10,083	6,008	-	16,091
Accretion	-	59,922	-	59,922
Change in fair value of conversion features	-	-	(8,939)	(8,939)
Loans payable, December 31, 2015	$83,151	$74,298	$307,693	$452,059

$6,008 is included in interest expense and $59,922 and $(8,939) is included in valuation adjustment of convertible loan payable.

Key inputs to determine the fair value at December 31, 2015:
Stock Price	$0.0160
Exercise Price	$0.0114
Time to expiration – days	279
Risk-free interest rate	0.48%
Estimated volatility	150%
Dividend	-

11.	Deferred Revenue

In April 2013, Papernuts entered into an exclusive distribution agreement providing the rights to commercialize and distribute Papernuts’ converter machines in the Ottawa and Hull-Gatineau regions of Canada.

Of the $44,035 (CDN$55,000) up-front licensing fee received, $8,614 (CDN $11,000) has been recognized as revenue during the year ended December 31, 2015 (2014 - $10,015 or CDN $11,000) and $18,545 (CDN $14,667) has been recorded as deferred revenue as at December 31, 2015 (December 31, 2014 - $31,607 or CDN $25,667). The balance of deferred revenue will be amortized into contract revenue over the remaining period of Papernuts obligations under the agreement of approximately 2.3 years.

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

12.	Stockholder’s Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share, 5,000,000 shares of Series A Preferred stock with a par value of $0.00001 per share and 5,000,000 shares of Preferred B stock with a par value of $0.00001 per share.

	Number of	Par
Capital stock	Shares	Value

Common Shares:
Common shares issued and outstanding as at December 31, 2014	56,433,333	$564
Common shares of Papernuts issued as of December 31, 2014	1,220,165	798,586
Adjustment for Share Exchange Agreement /elimination of Papernuts shares and the value of the Company’s capital stock	(1,220,165)	(564)
Shares issued to Papernuts shareholders in connection with the Transaction (Note 1)	49,714,642	497
Reallocation of Papernuts share capital amounts to reflect the legal capitalization of Axiom subsequent to the transaction	-	(798,022)
Conversion of common shares to Series A and Series B preferred shares (a)	(40,000,000)	(400)
Issuance of common shares via private sale (c)	1,150,000	12
Shares issued for services (d)	100,000	1
Common Shares as at December 31, 2015	67,397,975	$674

Series A Preferred Shares
Series A preferred shares issued and outstanding as at December 31, 2014 and 2013	-	$-
Conversion of common shares to Series A preferred shares (a)	2,666,668	27
Series A Preferred shares as at December 31, 2015	2,666,668	$27

Series B Preferred Shares
Series B preferred shares issued and outstanding as at December 31, 2014 and 2013	-	$-
Conversion of common shares to Series B preferred shares (a)	1,000,002	10
Series B Preferred shares as at December 31, 2015	1,000,002	$10

Axiom Corp. and Subsidiary

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

(Expressed in United States Dollars)

12.	Stockholder’s Equity - continued

a)	In March, 2015 the Company completed agreements with three directors of Papernuts for the cancellation of 40,000,000 Common Shares of the Company in exchange for a combination of newly issued multi-voting Series A Preferred Shares and multiple-voting Series B Preferred Shares.

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

In the first quarter of 2015 the Company became aware of a potential claim from an individual stating that he was owed $118,427 (CDN$150,000) worth of Papernuts common shares. No action has been commenced as of the date of this report. Management is of the opinion that this potential claim is without merit. Accordingly, no provision has been made in these consolidated financial statements.

14.

Income Taxes

Reconciliation of the statutory tax rate of 26.5% (2014 – 26.5%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	2015	2014

Net loss for the year before income taxes	$1,072,692	$397,376
Expected income tax recovery	(284,260)	(105,305)
Impact of tax rate differences in foreign jurisdictions	(13,260)	-
Reverse acquisition transaction	(43,484)	-
Other permanent differences	88,554	-
Tax effect of asset purchase	-	-
Change in valuation allowance	252,450	105,305
Provision for income taxes	$-	$-

Deferred Tax The following table summarizes the significant components of deferred tax:

	2015	2014
Deferred Tax Assets
Net operating loss carryforwards	$356,666	$128,342
Research and development credits	21,455	29,046
Property and equipment	4,070	1,717
Intangible assets	9,988	-
Note payable	19,377	-
Total deferred tax assets	411,556	159,106
Valuation allowance	(411,556)	(159,106)
Net deferred tax asset	$-	$-

The Company has income tax net operating loss carryforwards related to its Canadian operations of $1,277,487 which will expire between 2029 and 2035.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in jurisdictions such as the United States and Canada. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense. All tax years of the Company are open to IRS or CRA for their reviews.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors of the Company

Our current executive officers and directors are as follows:

Name and Age	Position(s) Held	Tenure
Tyler Pearson, 33	Chief Executive Officer & Director	From February 26, 2015 to present
Scott MacRae, 52	President & Director	From February 26, 2015 to present
Andrew Hilton, 33	Chief Financial Officer & Treasurer	From February 26, 2015 to present
Jerry Moes, 55	Director	From February 26, 2015 to present
John Lynch, 54	Director	From February 26, 2015 to present

Tyler Pearson, 33 – Chief Executive Officer and Director

A graduate of Wilfrid Laurier University’s Business Program in 2004, Tyler has held a variety of progressive sales and sales management roles within the North American packaging and distribution industry. His primary duties included business development, P&L responsibility and North American account management. From October 2004 to July 2014, Tyler held a number of progressive roles with Unisource Worldwide where he was primarily in charge of business development within their packaging and supply chain vertical. Most recently, from 2012 to 2014, he managed North American Corporate Accounts for Unisource Worldwide - now Veritiv Corp. NYSE:VRTV – where his primary role was to create customized supply chain and packaging solutions for a number of Fortune 500 companies. Tyler has been with PaperNuts since the beginning of February 2015 as CEO. He has a tremendous amount of industry knowledge within the global fulfillment vertical and will be a critical component in developing and ultimately executing the overall go to market business strategy for PaperNuts. Mr. Pearson was selected as a director because of his extensive management experience, his background in the industry and his knowledge of the business of the Company.

Scott MacRae, 52 – President & Director

Scott is the founder of PaperNuts Canada and its original seed investor. He attended Texas A&M University. From the early 1980’s through the 1990’s worked as a computer engineer with Nortel Networks on several international telecom projects in US, China and Japan. He later worked with the Balaton Group where he focused on mergers and acquisitions in the high tech sector. From 1995-2009 Scott worked with several government agencies on numerous international transactions in the communications sector. The Company believes that based upon the above experience, Mr. MacRae has the qualifications and skill set to serve as a director.

Andrew Hilton, 33 - Chief Financial Officer and Treasurer

Andrew is a Chartered Professional Accountant, and has been since 2008. Andrew joined the Company in September 2014 to provide accounting services and was appointed Chief Financial Officer in February, 2015. Andrew has also served as the Chief Financial Officer of Jaguar Financial Corporation and Added Capital Inc. since 2013 and Prodigy Ventures Inc. since September, 2015. For the past four (4) years, Andrew has worked as a consultant to various public and private companies assisting with the drafting and preparation of financial statements. Prior to that, from 2010 to 2012, Andrew was the Chief Financial Officer of GC-Global Capital Corp. Andrew has a wealth of knowledge in accounting, risk management, finance and financial modeling.

Jerry Moes, 55 – Director

A successful entrepreneur, Jerry established Rice Road Greenhouses and Garden Centre in 1983 and grew the business to annual sales of over $5 million with 95 employees. Rice Road Greenhouses and Garden Centre is primarily engaged in the sales of garden products.  In 2011, he and his brother organized a subdivision development consisting of 100 homes, and as of January 2015 approximately 75% have been sold. He has a varied background, which includes agriculture, real estate development and a keen interest in environmentally clean technology, which led him to become involved with PaperNuts Canada as an investor. The Company believes that based upon the above experience, Mr. Moes has the qualifications and skill set to serve as a director.

John Lynch, 54 – Director

John brings extensive expertise in corporate management, administration and corporate governance specifically in the public market sector. For the past five years, he has served as CEO of Santa Rosa Mining. He served as the Chief Executive Officer and President of NWT Uranium Corp from June 2008 to April 2012 and has held a variety of other high profile roles within the public market space.  John also has a tremendous amount of experience working within the North American packaging marketplace. The Company believes that based upon the above experience, Mr. Lynch has the qualifications and skill set to serve as a director.

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

Item 11.         Executive Compensation

Compensation of Executive Officers

The following table sets forth the compensation paid or payable to the Company’s executive officers for the years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option/Warrant Awards ($)(4)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Tyler Pearson (1),	2015	$93,860	$–	$32,124	$–	$–	$–	$125,984
Chief Executive Officer, and Director	2014	$18,106	–	–	–	–	–	$18,106

Andrew Hilton (2)	2015	$46,930	–	2,570	–	–	–	$49,500
Chief Financial Officer and Treasurer	2014	$18,106	–	–	–	–	–	$18,106

Scott MacRae (3)	2015	$68,440	–	8,995	–	–	–	$77,435
President and Director	2014	$24,443	–	–	–	–	–	$24,443

(1)     Tyler Pearson was appointed Director and Chief Executive Officer on February 26, 2015.

(2)     Andrew Hilton was appointed Treasurer and Chief Financial Officer on February 26, 2015.

(3)     Scott MacRae was appointed President and Director on February 26, 2015.

(4) As disclosed in Note 12 to the audited financial statements for the year ended December 31, 2015, the Warrants were initially valued at $148,125 using the Black-Scholes pricing model assuming no expected dividends, a volatility of 100%, expected life of two years and a risk-free rate of 0.43%, the value of which is included in additional paid in capital. As of December 31, 2015 there were 5,650,000 warrants outstanding. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock warrants and options granted during the years ended December 31, 2015:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2015.

	Option Award
Name	Number of Securities Underlying Unexercised Warrants/ Options Exercisable	Number of Securities Underlying Unexercised Warrants/ Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date
Tyler Pearson	-0-	1,250,000	1,250,000	0.075	2/26/2017

Andrew Hilton	-0-	100,000	100,000	0.075	2/26/207

Scott MacRae	-0-	350,000	350,000	0.075	2/26/2017

Insert chart

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Pursuant to the Share Exchange Agreement executed on February 26, 2015, the Company issued the following warrants to the Directors of the Company:

	Option Award
Name	Number of Securities Underlying Unexercised Warrants/ Options Exercisable	Number of Securities Underlying Unexercised Warrants/ Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date
Jerry Moes	-0-	400,000	400,000	350,000 at 0.075 50,000 at 0.056	2/26/2017

John Lynch	-0-	750,000	750,000	0.075	2/26/2017

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

	Amount and Nature of Beneficial Ownership
	Common Stock (1)			Series A Preferred Stock (2)		Series B Preferred Stock (3)		% Total Voting
Name and Address of Beneficial Owner	No. of Shares		% of Class	No. of Shares	% of Class	No. of Shares	% of Class	Power (4)
Directors and Officers
Tyler Pearson 50 Lynn Williams Street, Suite 2104 Toronto, Ontario M6K 3R9	1,250,000	(5)	1.85%	666,667	25%	333,334	33.33%	26.17%

Scott MacRae 1089 Quaker Road Fonthill, ON L0S 1E4	7,300,987	(6)	10.83%	1,333,334	50%	333,334	33.33%	29.81%

Andrew Hilton 1031 Sands Lane Sydenham, ON K0H 2T0	100,000	(7)	*	0	0%	0	0%	*

Jerry Moes 64 Broadway Avenue St. Catharines, ON L2M 1M4	2,797,217	(8)	4.15%	666,667	25%	333,334	33.33%	26.61%

John Lynch 2067 Lakeshore Blvd. West, Suite 1002 Toronto, Ontario M6K 3R9	750,000	(9)	1.12%	0	0%	0	0%	*

All officers and directors as a group (five persons)	12,198,204		18.1%	2,666,668	100%	1,000,002	100%	82.84%

*	Less than 1%.

(1)	Based on 67,397,975 shares of common stock issued and outstanding as of March 22, 2016. The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)	Based on 2,666,668 shares of Series A Preferred Stock issued and outstanding as of March 22, 2016. Each share of Series A Preferred Stock are convertible into 10 shares of common stock and shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to one (1) vote of each share of common stock convertible into, at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited.

(3)	Based on 1,000,002 shares of Series B Preferred Stock issued and outstanding as of March 22, 2016. Each share of Series B Preferred Stock are convertible into 10 shares of common stock and shall be entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company and shall be entitled to twenty-five (25) votes of each share of common stock convertible into, at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited.
(4)	Percentage Total Voting Power represents total voting power for each beneficial owner with respect to all shares of our common stock, Series A Preferred Stock and Series B Preferred Stock beneficially owner as of March 22, 2016.
(5)	Including warrants to purchase 1,250,000 shares of common stock.
(6)	Including 6,950,987 shares of common stock and warrants to purchase 350,000 shares of common stock.
(7)	Including warrants to purchase 100,000 shares of common stock.
(8)	Including 2,397,217 shares of common stock and warrants to purchase 400,000 shares of common stock.
(9)	Including warrants to purchase 750,000 shares of common stock.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

On August 1, 2012, PaperNuts Canada received loans of $32,445 (CDN$32,500) from shareholders Jim Vanderzalm and Rob Moes. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2012 general fiscal obligations. In April, 2014 and January 25, 2015 Mr. Moes made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to PaperNuts Canada. As at December 31, 2015 there is principal and interest of $59,477 ($40,290 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended December 31, 2015 was $65,198, including principal of $55,997.

On March 28, 2013, PaperNuts Canada received loans of $18,345 (CDN$18,629) from Jerry Moes, shareholder and director of PaperNuts Canada. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2013 general fiscal obligations. Mr. Moes made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014. In January, 2015 Mr. Moes advanced an additional $15,625 (CDN$18,750). As at December 31, 2015, there is principal and interest of $68,094 ($59,522 as at December 31, 2014) outstanding in relation to those loans. The largest outstanding balance during the period ended December 31, 2015 was $68,094 including principal of $59,094.

In January, 2015, PaperNuts Canada received a loan of $15,625 (CDN$18,750) from Ron Vanderzalm, a shareholder of PaperNuts Canada. As at December 31, 2015, there is a principal and interest of $14,557 (December 31, 2014 - $Nil) outstanding in relation to this loan. The largest outstanding balance during the period ended December 31, 2015 was $14,557 including principal of $13,548.

During the periods ended December 31, 2015 and 2014 the shareholders above charged interest of $10,819 (CDN$13,832) and $7,175 (CDN$7,927), respectively on these demand loans. No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

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

As of December 31, 2015, the Company owes Mr. Kotni, a former director of the Company $Nil (December 31, 2014 - $810) for expenditures paid on behalf of the Company. The amount included in due to related parties is unsecured, non-interest bearing, and has no specified repayment terms.

As at December 31, 2015, due to related party included an additional $21,676 (December 31, 2014 - $6,594) in fees and due to officers and directors of the Company, including Tyler Pearson, CEO, Scott MacRae, Director and Andrew Hilton, CFO.

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

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	7,587	25,616
Audit Related Fees	9,939	19,009
Tax Fees	-	-
All Other Fees	-	-
Total	17,526	44,625

Audit Related Fees

Audit related fees include interim review fees during the interim periods in 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and December 31, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees related to our principal accountant for the years ended December 31, 2015 and 2014.

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

AXIOM CORP.
(Registrant)
Dated: March 29, 2016	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: March 29, 2016	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2016	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: March 29, 2016	/s/ Scott MacRae
Scott MacRae
Director

Dated: March 29, 2016	/s/ Andrew Hilton
Andrew Hilton, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Dated: March 29, 2016	/s/ Jerry Moes
Jerry Moes
Director

Dated: March 29, 2016	/s/ John Lynch
John Lynch
Director