Form 10-Q
period 2016-03-31
AXIOM CORP.
filed 2016-05-16
CIK 1566265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

69,232,748 common shares issued and outstanding as of May 5, 2016.

AXIOM CORP.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The consolidated financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

AXIOM CORP.

TABLE OF CONTENTS

March 31, 2016 AND 2015

Unaudited Interim Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	Page F-1

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015	Page F-2

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2016 and 2015	Page F-3

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	Page F-4

Notes to the Interim Condensed Consolidated Financial Statements	Pages F-5 - F-16

3

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in United States dollars)

	Notes	March 31, 2016	December 31, 2015
Assets

Current assets
Cash		$14,270	$48,116
Accounts receivable (net of allowance of $nil (2014 - $nil))		12,990	9,727
Inventory	5	6,329	13,528
Prepaid expenses and other receivables		10,369	23,759
Total current assets		43,958	95,130
Non-current assets
Equipment	6	18,401	21,646
Total non-current assets		18,401	21,646
Total assets		$62,359	$116,776

Liabilities
Current liabilities
Accounts payable and accrued liabilities	8	$312,357	$251,433
Other taxes payable		693	3,450
Current portion of deferred revenue	11	8,470	7,948
Due to related parties	9	219,111	169,526
Loans payable and conversion features	10	551,581	462,142
Total current liabilities		1,092,212	894,499
Non-current liabilities
Deferred revenue	11	9,176	10,597
Total non-current liabilities		9,176	10,597
Total liabilities		1,101,388	905,096

Stockholders' Deficit
Capital Stock:
Common stock, (authorized 200,000,000, issued 67,397,975, par value $0.00001 per share)	12	674	674
Series A Preferred, (authorized 5,000,000, issued 2,666,668, par value $0.00001 per share)	12	27	27
Series B Preferred, (authorized 5,000,000, issued 1,000,002, par value $0.00001 per share)	12	10	10
Additional paid-in capital		1,211,240	1,211,240
Accumulated other comprehensive income		36,633	36,633
Deficit		(2,242,924)	(1,998,650)
Axiom Corporation Ltd. Stockholders’ deficit		(994,340)	(750,066)
Non-controlling interest		(44,689)	(38,254)
Total stockholders’ deficit		(1,039,029)	(788,320)
Total liabilities and deficit		$62,359	$116,776

Going Concern	1
Contingency	13
Subsequent Events	14

Approved by the Board

“Scott MacRae”	“Jerry Moes”
Director	Director

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States dollars)

		For the three	For the three
		months ended	months ended
	Notes	March 31, 2016	March 31, 2015
Revenue	11	$24,983	$11,301
Cost of revenue		11,237	7,297
Gross profit		13,746	4,004

Expenses
Advertising and promotion		124	1,333
Interest and financing costs	9, 10	13,521	3,591
Office and general		13,801	8,127
Rent		2,960	3,273
Salaries and fees		86,110	156,263
Travel		1,070	5,160
Depreciation and amortization	6, 7	3,245	5,087
Research and development		14,685	683
Stock-based compensation	12	-	148,125
Professional fees		24,116	55,353
Total operating expenses		159,631	386,995

		(145,885)	(382,991)
Valuation adjustment of convertible loans payable	10	(78,505)	-
Gain (loss) on foreign exchange		(26,319)	(1,400)
Net loss and comprehensive loss for the period		$(250,709)	$(384,391)
Net loss and comprehensive loss attributed to non-controlling interest		(6,435)	-
Net loss and comprehensive loss attributed to Axiom Corporation		(244,274)	(384,391)

Net loss per share - basic and diluted		$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		67,397,975	69,328,702

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in United States dollars)

	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Non-controlling interest	Total
	$	$	$	$	$	$	$	$
Balance January 1, 2016	674	27	10	1,211,240	36,633	(1,998,650)	(38,254)	(788,320)
Net (loss) for the period	-	-	-	-	-	(244,274)	(6,435)	(250,709)
Balance March 31, 2016	674	27	10	1,211,240	36,633	(2,242,924)	(44,689)	(1,039,029)

	Common Stock	Shares to be Issued	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Non-controlling interest	Total
	$	$	$	$	$	$	$
Balance January 1, 2015	798,586	-	-	17,807	(956,868)	-	(140,475)
Issuance of warrants	-	-	148,125	-	-	-	148,125
Reverse acquisition by Papernuts Canada	(797,888)	-	706,785	18,826	-	-	(72,277)
Proceeds of share subscriptions collected	-	270,000	-	-	-	-	270,000
Net (loss) for the period	-	-	-	-	(384,391)	-	(384,391)
Balance March 31, 2015	698	270,000	854,910	36,633	(1,341,259)	-	(179,018)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	For the three	For the three
	months	months
	ended	ended
	March 31, 2016	March 31, 2015
Operating activities
Net loss for the period	$(250,709)	$(384,391)
Depreciation and amortization	3,245	5,087
Valuation adjustment of convertible loans	78,505	-
Stock-based compensation	-	148,125
Accrued interest on loans	13,521	2,498
Related party loans and advances	49,585	-
Net changes in non-cash working capital:
Changes in accounts receivable	(3,263)	(667)
Change in inventory	7,199	5,983
Changes in prepaid expenses	13,390	5,020
Changes in accounts payable and accrued liabilities and other taxes payable	55,579	26,623
Changes in deferred revenue	(899)	(4,829)
Net cash flows (used in) operating activities	(33,847)	(196,551)

Investing activities
Purchase of equipment	-	(5,000)
Net cash flows from investing activities	-	(5,000)

Financing activities
Proceeds from shares to be issued	-	270,000
Related party loans and advances	-	60,367
Net cash flows generated by financing activities	-	330,367

Net (decrease) increase in cash	(33,846)	128,816
Cash, beginning of period	48,116	8,602
Cash, end of period	$14,270	$137,418

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

At March 31, 2016, the Company had not yet achieved profitable operations, had an accumulated deficit of $2,242,924 and expects to incur further losses in the development of its business, all of which casts significant doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding to further develop operations and a sales and marketing program so as to grow revenue and attain profitability. Although the Company has been successful in the past in obtaining financing, there remains significant doubt that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. During the period approximately 43% of revenues were derived from one customer (2015 – 48%).

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include the use of the going concern assumption, the useful life of equipment, the valuation of equipment and the valuation of convertible debt.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had a cash balance of $14,270 and $48,116 respectively.

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

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

Other than the conversion features, there were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rate of exchange in effect at the end of the reporting period. Revenues and expenses are translated at the transaction exchange rate. Foreign currency gains and losses resulting from translation are reflected in net income of the period. An exchange rate of 0.77 was used to translate the monetary assets and liabilities from Canadian to US dollars at March 31, 2016 (December 31, 2015 – 0.7225). An exchange rate of 0.7287 was used to translate revenue and expenses from Canadian to US dollars for the three months ended March 31, 2016 (2015 - 0.8057).

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

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

5.	Inventory

	March 31, 2016	December 31, 2015

Raw materials	$5,306	$11,306
Finished goods	1,023	2,222
Total inventory	$6,329	$13,528

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

(Expressed in United States Dollars)

6.	Equipment

		Accumulated
March 31, 2016	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(3,263)	$460
Machinery	53,848	(35,906)	17,941
	$57,571	$(39,169)	$18,401

		Accumulated
December 31, 2015	Cost	Depreciation and Impairment	Net Book Value
Furniture	$3,723	$(3,038)	$685
Machinery	53,848	(32,887)	20,961
	$57,571	$(35,925)	$21,646

Depreciation expense during the three months ended March 31, 2016 was $3,245 (2015 - $3,243).

7.	Intangible Assets

In June 2014, Papernuts acquired the rights to the Papernuts trademark for $75,000. Terms of the agreement are as follows:

●	Upon signing the agreement and paying $20,000 (paid in July 2014), the Company received the temporary right to use the Papernuts name and trademark, provided Papernuts comply with certain insurance and other requirements as stipulated by the vendor.

●	Upon payment of an additional $55,000, required to be paid by September 15, 2014 (and paid on that date), Papernuts received permanent use and ownership of the Papernuts name, web domain and any trademarks, patents and rights to sell Papernuts products in the US and Canada.

●	Papernuts is required to pay a royalty of 2% of sales of Papernuts products, to a maximum of $100,000.

●	As part of this agreement, should Papernuts and the vendor not be able to negotiate a distribution contract in the future, Papernuts would be required to acquire certain of the vendor’s inventory and equipment valued at $40,000 (paid in March, 2015). Papernuts has recorded an impairment charge of $35,000 in December, 2014 with respect to this inventory.

Papernuts recorded amortization of $7,377 relating to this asset during the year ended December 31, 2015. The remaining balance of $62,697 was fully written off in 2015 due to the uncertainty of the future benefit that the Company will be able to realize.

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

(Expressed in United States Dollars)

8.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following as at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Accounts payable	$198,392	$159,568
Accrued liabilities	113,965	91,865
	$312,357	$251,433

9.	Related Party Transactions and Balances

	March 31, 2016	December 31, 2015

8% Demand loans inclusive of interest	$160,294	$147,850
Due to related party	58,817	21,676
Payable to related parties	$219,111	$169,526

On August 1, 2012, PaperNuts Canada received loans of $32,445 (CDN$32,500) from shareholders Jim Vanderzalm and Rob Moes. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2012 general fiscal obligations. In April, 2014 and January, 2015 Mr. Moes made additional advances of $6,818 (CDN$7,500) and $30,184 (CDN$37,500) respectively to PaperNuts Canada. As at March 31, 2016 there is principal and interest of $70,671 ($65,199 as at December 31, 2015) outstanding in relation to those loans. The largest outstanding balance during the period ended March 31, 2016 was $70,671, including principal of $59,675.

On March 28, 2013, PaperNuts Canada received loans of $18,345 (CDN$18,629) from Jerry Moes, a shareholder and director of PaperNuts Canada. The loans were unsecured, and were due and payable on demand as they were contracted to meet PaperNuts Canada’s 2013 general fiscal obligations. Mr. Moes made further advances of $30,180 (CDN$32,098) on December 31, 2013 and $11,190 (CDN$12,310) from January 1, 2014 to April 1, 2014. In January, 2015 Mr. Moes advanced an additional $15,625 (CDN$18,750). As at March 31, 2016, there is principal and interest of $73,822 ($68,094 as at December 31, 2015) outstanding in relation to those loans. The largest outstanding balance during the period ended March 31, 2016 was $73,822 including principal of $62,975.

In January, 2015, PaperNuts Canada received a loan of $15,625 (CDN$18,750) from Ron Vanderzalm, a shareholder of PaperNuts Canada. As at March 31, 2016, there is a principal and interest of $15,801 (December 31, 2015 - $14,557) outstanding in relation to this loan. The largest outstanding balance during the period ended March 31, 2016 was $15,801 including principal of $14,438.

During the periods ended March 31, 2016 and 2015 the shareholders above charged interest of $2,588 (CDN$3,551) and $2,500 (CDN$3,101), respectively on these demand loans. No payments of interest have been made and the unpaid interest is included in the loan balances noted above.

As at March 31, 2016, due to related party included $58,817 (December 31, 2015 - $21,676) in unpaid fees and salaries due to officers and directors of the Company, including Tyler Pearson, CEO, Scott MacRae, Director and Andrew Hilton, CFO.

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

(Expressed in United States Dollars)

10.	Loans Payable and Conversion Features

	Demand loan (a)	Debt (b)	Conversion features (b)	Total
Loans payable, December 31, 2015	$83,151	$74,298	$304,693	$462,142
Accrued interest	1,457	9,476	-	10,933
Accretion	-	92,165	-	92,165
Change in fair value of conversion features	-	-	(13,659)	(13,659)
Loans payable, March 31, 2016	$84,608	$175,939	$291,034	$551,581

$10,933 is included in interest expense and $92,165 and $(13,659) are included in valuation adjustment of convertible loan payable.

Key inputs to determine the fair value at March 31, 2016:
Stock Price	$0.0130
Exercise Price	$0.0087
Time to expiration – days	188
Risk-free interest rate	0.54%
Estimated volatility	150%
Dividend	-

(a)	On August 1, 2013, Axiom Corp. entered into a line of credit agreement with a third party, enabling the Company to borrow up to $50,000, at 8% per annum, with related amounts being due on demand (“Demand loan”). During 2014, the third party agreed to increase the maximum principal amount to $85,000, however no amount was borrowed as of December 31, 2014. As at March 31, 2016, the amount outstanding under this line of credit was $73,068 with accrued interest of $11,541. In addition to the line of credit the third party advanced $74,967 to the Company’s trust account in connection with the Share Exchange Agreement described in Note 1. This latter amount was repaid in April, 2015.

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

The Notes, dated October 5, 2015, (the “Issue Date”), earn interest at an annual rate equal to 10% and provide for a maturity date of October 5, 2016. The funding calls for $256,000 at the time of closing of the Securities Purchase Agreements and Notes, $50,000 upon the filing of a registration statement with the Securities and Exchange Commission (the “SEC”), $50,000 upon receipt of the first round of comments from the SEC regarding the registrations statement, $125,000 upon the effectiveness of the registration statement, and at the Company’s option, $100,000 thirty (30) days after the registration statement becomes effective. As part of the Securities Purchase Agreements, the Company entered into a Registration Rights Agreement (‘RRA”) with the Purchasers. Pursuant to the RRA, the Company shall use its best efforts to file a registration statement on Form S-1 (the “Registration Statement) with the SEC, registering the shares of common stock which may be issued to the Purchasers pursuant to the Securities Purchase Agreements. The Company must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC. As at May 10, 2016  the registration was not yet effective.

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

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

As a result of the variability in the amount of shares of common stock to be issued in accordance with variable pricing terms or conversion price protection clauses, the Company has recorded the conversion features as liabilities at fair value. The Company has determined that the convertible notes are valued at amortized cost, the conversion features are Level 2 fair value measurement and the binominal lattice pricing model was used to calculate the fair value as of December 31, 2015, March 31 2016, and the commitment dates.

The following is a summary of the convertible promissory notes at commitment dates:

Convertible Loans

Gross notes	$374,893
Less: original issue discount	(16,393)
Less: fees	(36,500)
Net proceeds	322,000
Conversion features	(313,632)
Debt	$8,368

Key inputs to determine the fair value at commitment dates:
Stock Price	$0.015-0.0249
Exercise Price	$0.0115-0.0173
Time to expiration – days	280-356
Risk-free interest rate	0.48% - 0.53%
Estimated volatility	150%
Dividend	-

11.	Deferred Revenue

In April 2013, Papernuts entered into an exclusive distribution agreement providing the rights to commercialize and distribute Papernuts’ converter machines in the Ottawa and Hull-Gatineau regions of Canada.

Of the $44,035 (CDN$55,000) up-front licensing fee received, $2,004 (CDN $2,750) has been recognized as revenue during the period ended March 31, 2016 (2015 - $2,216 or CDN $2,750) and $17,646 (CDN $22,917) has been recorded as deferred revenue as at March 31, 2016 (December 31, 2015 - $18,545 or CDN $25,667). The balance of deferred revenue will be amortized into contract revenue over the remaining period of Papernuts obligations under the agreement of approximately 2 years.

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

(Expressed in United States Dollars)

12.	Stockholder’s Equity

The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 per share, 5,000,000 shares of Series A Preferred stock with a par value of $0.00001 per share and 5,000,000 shares of Preferred B stock with a par value of $0.00001 per share.

	Number of	Par
Capital stock	Shares	Value

Common Shares:
Common Shares as at March 31, 2016 and December 31, 2015	67,397,975	$674

Series A Preferred Shares
Series A Preferred shares as at March 31, 2016 and December 31, 2015	2,666,668	$27

Series B Preferred Shares
Series B Preferred shares as at March 31, 2016 and December 31, 2015	1,000,002	$10

Axiom Corp. and Subsidiary

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

For the three months ended March 31, 2016 and 2015

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

The Series A and Series B Preferred Shares are non-redeemable and have a par value of $0.00001 per share.

b)	Pursuant to the Share Exchange Agreement, the Company also issued warrants to purchase an aggregate of 5,650,000 shares of the Company’s common stock at exercise prices ranging from $0.056 to $0.075 per share to replace warrants previously held by Papernuts warrant holders (the “Warrants”). The Warrants are currently exercisable and may be exercised for a period of 24 months from the date of issuance, February 26, 2015. The Warrants were initially valued at $148,125 using the Black-Scholes pricing model assuming no expected dividends, a volatility of 100%, expected life of two years and a risk-free rate of 0.43%, the value of which is included in additional paid in capital. As at March 31, 2016 there were 5,650,000 warrants outstanding.

c)	In March, 2015 the Company received $270,000 from a private investor in a private sale in exchange for 900,000 shares of the Company’s common stock.

13.	Contingency

In the first quarter of 2015 the Company became aware of a potential claim from an individual stating that he was owed $118,427 (CDN$150,000) worth of Papernuts common shares. No action has been commenced as of the date of this report. Management is of the opinion that this potential claim is without merit. Accordingly, no provision has been made in these interim condensed consolidated financial statements.

14.	Subsequent Events

On May 2, 2016 the Company cancelled 2,000,000 Series A Preferred Shares, previously issued to directors of the Company and issued 2,000,000 Series A Preferred Shares to directors, officers, staff and vendors. Of the total Series A Preferred Shares issued, 1,125,000 were issued to officers and directors.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended March 31, 2016 and 2014 which are included herein.

Our operating results for three months ended March 31, 2016 and 2015 are summarized as follows:

	2016	2015
Revenue	$24,983	$11,301
Cost of revenue	(11,237)	(7,297)
Total operating expense	159,631	386,995
Net loss	$(250,710)	$(384,391)

Revenue for the three months ended March 31, 2016 was $24,983 (2015 - $11,301) and cost of revenue was $11,237 (2015 - $7,297) for gross profit of $13,746 and $4,004. Revenue is expected to increase when the newly designed retail machines are available for sale. Management expects this to be in the second quarter of 2016.

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

Expenditures during the three months ended March 31, 2016 totaled $159,631 (2015– $386,995) which include the below items:

The Company incurred advertising and promotion expenses of $124 (2015 - $1,333) in connection with promotional activity during the period.

The Company incurred interest and financing expenses of $13,521 (2015 – $3,591) in connection with its loans outstanding and note payable. The future expense will increase or decrease as further loans are advanced or repaid.

The Company incurred office and general expenses of $13,801 (2015 - $8,127).

The Company incurred rent expenses of $2,960 (2015 - $3,273) which was consistent with the prior period. Rent expense is expected to be consistent in the short-term.

The Company incurred salaries and consulting fees expenses of $86,110 (2015 - $156,263). Fees were higher than expected in the first quarter of 2015 as a result of the share exchange transaction. These costs are expected to be consistent with the current period in the short-term.

The Company incurred travel expenses of $1,070 (2015 - $5,160).

The Company had a depreciation and amortization expense of $3,245 (2015- $5,087) in connection with its existing capital and intangible assets. As the Company adds further equipment, the expense will increase.

The Company incurred research and development costs of $14,685 (2015 – $683). The research and development costs relates to the design and development of the Company’s latest PaperNuts converter.

The Company incurred professional fees of $24,116 (2015- $55,353) which include audit and review fees as well as legal counsel. The decrease relates to additional costs associated with the share exchange transaction described above.

The Company recorded stock-based compensation expense of $Nil (2015 - $148,125) relating to warrants issued by the Company during the period. The warrants were valued using the Black-Scholes pricing model.

The Company recorded a loss on foreign exchange of $26,320 (2015 – loss of $1,400) in connection with the fluctuating exchange rate.

The Company also recorded a valuation loss of $78,505 (2015 - $Nil) in connection with convertible loans issued in the fourth quarter of 2015.

The Company had net loss and comprehensive loss of $250,710 (2015 - $384,391). The decreased loss year over year relates to the additional staff costs in the prior period, as well as additional professional fees in connection with the share exchange transaction.

Liquidity and Capital Resources

	At	At
	March 31,	December 31,
Working Capital	2016	2015
Current Assets	$43,958	$95,130
Current Liabilities	$1,092,212	$894,499
Working Capital Deficiency	$(1,048,254)	$(799,369)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2016

Cash Flows
Net Cash (Used In) Operating Activities	$(33,847)	$(196,551)
Net Cash (Used in) Investing Activities	-	(5,000)
Net Cash from Financing Activities	-	330,367
(Decrease) increase in Cash	$(33,847)	$128,816

The Company had working capital deficit of approximately $1,048,254 as at March 31, 2016 (December 31, 2015 - $799,369). The Company has some revenue but additional funding will be required for working capital and further expansion of the business. Management believes that it will have sufficient capital to fund its operations for the next twelve months. Our financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to our Company.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing as well as product sales. We estimate that our expenses over the next 12 months will be approximately $730,000 which consists of salaries and management fees of $345,000, professional fees of $125,000, research and development expenses of $175,000, administrative expenses of $60,000 and interest of $25,000. We further anticipate fixed asset purchases of approximately $200,000 over the next twelve months. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Investing Activities

We used $Nil in investing activities during the three months ended March 31, 2016 (2015 - $5,000).

Financing Activities

We received $Nil in related party loans and advances during the three months ended March 31, 2016 (2015 - $60,367). In March, 2015 the Company received $270,000 from a private investor in a private sale in exchange for 900,000 shares of the Company’s common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred a net loss of $250,710 for the three months ended March 31, 2016. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had a cash balance of $14,270 and $48,116 respectively.

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

Foreign Currency Translation

Our company’s planned operations will be in the United States and Canada, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce our exposure to foreign currency risk. Our company's functional currency for operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

None.

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

AXIOM CORP.
(Registrant)

Dated: May 16, 2016	/s/ Tyler Pearson
Tyler Pearson
Chief Executive Officer, Principal Executive Officer and Director

Dated: May 16, 2016	/s/ Andrew Hilton
Andrew Hilton
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

